Form 10QSB
period 2006-10-31
Blink Couture Inc.
filed 2007-01-23
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-138951

BLINK COUTURE INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1199 Marinaside Crescent, Suite 1107	V6Z 2Y2
Vancouver, British Columbia, Canada
(Address of principal executive offices)	(Zip Code)

(604) 623 3309
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [   ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [   ] Yes [X]  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. [   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 23, 2007, the registrant’s outstanding common stock consisted of 20,640,250 shares.

PART I – FINANICAL INFORMATION

ITEM 1. FINANICAL STATEMENTS

The unaudited financial statements of Blink Couture Inc. (the “Company”, “Blink”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Blink Couture Inc.
(A Development Stage Company)
October 31, 2006
(unaudited)

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)
(Expressed in US dollars)

	October 31,	July 31,
	2006	2006
	$	$
ASSETS
Current Assets
Cash	34,796	40,920
Inventory	1,397	-
Total Assets	36,193	40,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,154	2,023
Due to related parties (Note 3 (a) and (b))	8,398	7,698
Total Liabilities	9,552	9,721
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
20,640,250 and 20,605,500 shares issued and outstanding, respectively	2,064	2,061
Additional Paid-in Capital	48,026	41,079
Deficit Accumulated During the Development Stage	(23,449)	(11,941)
Total Stockholders’ Equity	26,641	31,199
Total Liabilities and Stockholders’ Equity	36,193	40,920

(The accompanying notes are an integral part of the financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Expressed in US dollars)

	Accumulated from
	October 23, 2003
	(Date of Inception)	For the Three Months Ended
	to October 31,	October 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	4,402	268	–
Management fees (Note 3(c)	8,000	600	600
Marketing	657	657	–
Professional fees	6,643	6,403	–
Rent	267	100	100
Web development expenses	3,480	3,480	–

Total Expenses	23,449	11,508	700

Net Loss For the Period	(23,449)	(11,508)	(700)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding		20,640,000	20,400,000

(The accompanying notes are an integral part of the financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Expressed in US dollars)

	For the Three Months Ended
	October 31
	2006	2005
	$	$
Operating Activities
Net loss for the period	(11,508)	(700)
Change in operating assets and liabilities:
Inventory	(1,397)	–
Accounts payable and accrued liabilities	(869)	–
Due to related parties	700	700
Net Cash Used In Operating Activities	(13,074)	–
Financing Activity
Proceeds from issuance of common stock	6,950	–
Net Cash Flows Provided By Financing Activities	6,950	–
Increase (Decrease) in Cash	(6,124)	–
Cash - Beginning of Period	40,920	–
Cash – End of Period	34,796	–
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Unaudited)
(Expressed in US dollars)

1.	Development Stage Company

Fashionfreakz International Inc. (the “Company”) was incorporated on October 23, 2003 under the laws of the State of Delaware. On December 2, 2005 Fashionfreakz International Inc. changed its name to Blink Couture Inc. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is specializing online in retailing trendy clothing and accessories produced by independent designers. The Company is in the process of expanding its product line and developing its website.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2006, the Company has accumulated losses of $23,449 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Unaudited)
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Inventory

Inventory consists of jewellery and fashion accessories and is valued at the lower of cost and net realizable value. Cost is determined on a first in, first out basis.

	h)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

	i)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and amount due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock- Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Unaudited)
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3.	Related Party Transactions

a)

At October 31, 2006, the Company is indebted to a Director of the Company for $1,932 (2005 - $500) for cash advances made to the Company and expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)

At October 31, 2006, the President of the Company is owed $6,466 (October 31, 2005 - $3,900) for management fees and rent. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Unaudited)
(Expressed in US dollars)

3.	Related Party Transactions (continued)

c)

In March 2004, the Company entered into an agreement, to pay the President of the Company $200 per month for management services and $100 per quarter for rent space related to the Company. During the three months ended October 31, 2006, the Company recognized a total of $600 (2005 - $600) for management services, and $100 (2005 - $100) for rent expense.

	d)	See Notes 4(a) and (b).

4.	Common Stock

	a)	On October 23, 2003, the Company issued 18,400,000 shares of common stock at $0.0001 per share to a Director of the Company for payment of management and legal services valued at $1,840.

	b)	On July 25, 2004, the Company issued 2,000,000 shares of common stock at $0.0001 per share to the President of the Company for management services of $200.

	c)	On June 23, 2006, the Company issued 134,000 shares of common stock at $0.20 per share for cash proceeds of $26,800.

	d)	On July 26, 2006, the Company issued 500 shares of common stock at $ 0.20 per share for consulting services of $100.

	e)	On July 26, 2006, the Company issued 71,000 shares of common stock at $0.20 per share for cash proceeds of $14,200.

	f)	On August 23, 2006, the Company issued 31,250 shares of common stock at $0.20 per share for cash proceeds of $6,250.

	g)	On August 23, 2006, the Company issued 1000 shares of common stock at $0.20 per share for marketing services valued at $200.

	h)	On September 1, 2006, the Company issued 2,000 shares of common stock at $0.20 per share for cash proceeds of $400.

	i)	On September 1, 2006, the Company issued 500 shares of common stock at $0.20 per share for marketing services valued at $100.

5.	Commitment

On March 1, 2006, the Company entered into a Lease Agreement to rent an office owned by the President of the Company for a fee of $100 per calendar quarter. At October 31, 2006, rent expense of $100 was recorded as due to related parties. See Note 3(c).

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

Blink Couture Inc. was incorporated as a Delaware company on October 23, 2003 with the former name Fashionfreakz International Inc. On December 2, 2005 we changed our name to Blink Couture Inc. We do not have any subsidiaries.

We are a development stage company. We have only recently begun our current operations. As of October 31, 2006, we have not yet earned any revenues, have had operational losses to date and we have an accumulated deficit. As of October 31, 2006, we had net losses since inception in the amount of $23,449.

We do not expect to generate revenues until Spring 2007. We intend to generate revenues from the sale of clothing, jewelry, and accessories sold on our website.

We are an online fashion business that specializes in retailing clothing, jewelry and accessories produced by independent designers to customers via the Internet. We have launched our website, www.blinkcouture.com, on January 3, 2007. Currently our website includes products of women and accessories. We are negotiating men’s and children’s products. We have secured one independent designer, Sweet Dream Tees Inc., which will allow us to produce custom designs.

Our auditors have issued a going concern opinion. This means that there is substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Description of Property

Our principal executive offices are located at 1199 Marinaside Crescent, Suite 1107, Vancouver, British Columbia, V6Z 2Y2, Canada. On March 1, 2006, we have entered a lease agreement with our President for use of 150 square feet of the premises at a cost of $100 for every 3 months.

Results of Operations for the Three Months ended October 31, 2006 and for the Period from October 23, 2003 (Date of Inception) to October 31, 2006

Since our inception on October 23, 2003 to October 31, 2006, we did not generate any revenues. For the three months ended October 31, 2006 we incurred a net loss of $11,508, compared to a net loss of $700 for the three months ended October 31, 2005. From October 23, 2003 (Date of Inception) to October 31, 2006, we incurred a net loss of $23,449. Our net loss per share was nil for the three months ended October 31, 2006 and nil for the period from October 23, 2003 (Date of Inception) to October 31, 2006.

Our total expenses were $11,508 for the three months ended October 31, 2006, including $6,403 in professional fees, $600 in management fees, $657 in marketing, $100 for office rent, $3,480 in web development and $268 in other general and administrative fees. Our total expenses for the three months ended October 31, 2005 were $700. From October 23, 2003 (Date of Inception) to October 31, 2006, we incurred total expenses of $23,449.

Our professional fees of $6,403 for the three months ended October 31, 2006 consisted primarily of legal, accounting and auditing fees, compared to $nil for the same period ended October 31, 2005. From October 23, 2003 (Date of Inception) to October 31, 2006, our legal and accounting costs totaled $6,643.

Our management fees of $600 for the three months ended October 31, 2006 consisted of amounts paid to the President, same as the same period ended October 31, 2005. From October 23, 2003 (Date of Inception) to October 31, 2006, our management expenses were $8,000.

Our general and administrative fees for the three months ended October 31, 2006 were $4,505, compared to $100 for the same period ended October 31, 2005. Our general and administrative expenses consist of marketing and promotion, tradeshow costs, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies. From October 23, 2003 (Date of Inception) to October 31, 2006, we incurred general and administrative expenses of $8,806.

Plan of Operation

We plan to focus on custom wear and independent designers. Our target is men, women, children and dog wear. Our business will focus 80% of our clothing product line on women’s wear, 10% on men’s wear and the remaining 10% on children’s and pet wear. We may change our business plan according to the market trends and our management decisions.

Our corporate strategy for the next 12 months (beginning February 2007) includes the following:

Estimated Completion Date	Description	Estimated Cost ($)
February 2007	New design for packaging inserts (business cards with website address)	2,000
February 2007	Add additional payment options including paypal and payment by cheque into our website	3,000
February 2007	Add Sophia B. bags and purses to product offering	5,000
February 2007	Attend the Magickids and Kid Show trade shows for kids clothing and accessories in Las Vegas	2,000
March 2007	Add exclusive shirt designs	2,000
March 2007	Additional photo and video shoots for our products	10,000
March 2007	Publicity launch through a publicity agent	3,000
April 2007	Add new kids line to product offering	5,000
July 2007	Obtain at least one distribution license for pets accessories	1,000
Feb – July 2007	Launch grass roots marketing campaign – including e-cards and funky emails that can be voluntarily sent	2,000
August 2007	Attend Pure UK – a women's fashion trade show in London, England , and also visit Paris to purchase merchandise directly from wholesalers	2,000
October 2007	Put ads in newspapers.	1,000
February 2008	Attend Mode Accessories Trade Show in Calgary, Alberta, Canada	2,000
12 months	Accounting and legal fees	20,000
12 months	General and administrative expenses (including office expenses, telephone and travel expenses)	10,000
	Total	70,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain current operations. Our independent accountants, in their report accompanying our audited financial statements, have stated that there is substantial doubt about our ability to continue as a going concern.

In order to fully carry out the mentioned above steps, we need an additional $70,000 of financing for the next 12 months. The estimated financing costs will be approximately from $10,000 to $100,000. From April to June 2007, we intend to approach market makers and brokerages for additional financing. We plan to raise $80,000 - $1,000,000 by private placements from existing shareholders, a public offering or shareholder loans until more financing is available.

There is no assurance we will be successful in our efforts to secure additional equity or debit financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our website and our products and then we may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Liquidity and Capital Resources

As of October 31, 2006, we had a working capital surplus of $26,641. Our accumulated deficit was $23,449 as at October 31, 2006. Our net loss of $23,449 from October 23, 2003 (Date of Inception) to October 31, 2006 was mostly funded by our equity financing. During the three months ended October 31, 2006, we raised $6,950 in equity finance, compared to $nil for the same period ended October 31, 2005. The decrease in cash during the three months ended October 31, 2006 was $6,124.

We used net cash of $13,074 in operations for the three months ended October 31, 2006. During the three months ended October 31, 2006, our monthly cash requirement was approximately $4,385 in operating activities. We currently do not have any investing activities. For the period ended October 31, 2006, we had cash of $34,796, which we anticipate will cover our costs for approximately 8 months according to our current monthly burn rate.

We anticipate that after February 2007 our monthly expenses will increase to $6,700 -$14,000, which includes $10,000 monthly for general and administrative expenses and $10,000 – 100,000 for additional financing costs. We are anticipating an increase of $5,000 per month in expenses with the addition of consultants.

We anticipate that we will incur substantial losses over the next two years. We estimate that we will complete our website, purchase products, and promote our business over the next 12 months beginning February 2007. Total cash requirements to complete those steps will be approximately $70,000 set out as follows:

Expense	Amount ($)
Model and filming expenses	10,000
Website development fees	10,000
Inventory expenses	10,000
Product development and improvement and trade shows	10,000
Accounting and legal fees	20,000
General and Administrative expenses	10,000
Total	70,000

Of the $70,000 we need for the next 12 months, we had $34,796 in cash or cash equivalents as of October 31, 2006. The balance of our cash requirements for the next 12 months (approximately $45,000 – $135,000) we intend to raise from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we cannot raise at least $45,000, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

Employees

As of January 23, 2007, we have no part time or full time employees. Both of our directors work part time as independent contractors and work in the areas of web development, business development and management. We currently engage independent contractors in the areas of accounting and legal services.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Lexington and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Known Material Trends and Uncertainties

As of October 31, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  negotiate with suppliers to delay deposit due dates;
  continue our equity financing; and
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We do not currently have a stock option plan.

ITEM 3. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES:

During the three months ended October 31, 2006, we have made the following sales of unregistered securities. :

On August 23, 2006, we issued 31,250 shares of common stock at $0.20 per share for cash proceeds of $6,250.

On August 23, 2006, we issued 1,000 shares of common stock at $0.20 per share for marketing services of $200.

On September 1, 2006, we issued 2,000 shares of common stock at $0.20 per share for cash proceeds of $400.

On September 1, 2006, we issued 500 shares of common stock at $0.20 per share for marketing services of $100.

These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

10.1	Web Development Agreement with Gravit-e Technologies Inc (1)

10.2	Management Agreement with Susanne Milka (1)

10.3	Distribution Agreement with Sweet Dream Tees Inc. (1)

10.4	Web Design Agreement with Sandra Wong (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

1.	Included as exhibits on our Form SB-2 filed December 11, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blink Couture Inc.
(Registrant)

/s/ Susanne Milka
Date: January 23, 2007	Susanne Milka
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer