Form 10QSB/A
period 2006-10-31
Blink Couture Inc.
filed 2007-02-08
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [X] Yes [   ]  No

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

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

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

Blink Couture Inc.
(Registrant)

/s/ Susanne Milka
Date: February 8, 2007	Susanne Milka
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer