Form 10QSB
period 2007-01-31
Blink Couture Inc.
filed 2007-03-15
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-138951

BLINK COUTURE INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or
organization)

1199 Marinaside Crescent, Suite 1107	V6Z 2Y2
Vancouver, British Columbia, Canada
(Address of principal executive offices)	(Zip Code)

(604) 623 3309
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ x ] Yes [] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 14, 2007, the registrant’s outstanding common stock consisted of 20,640,250 shares.

PART I – FINANICAL INFORMATION

ITEM 1. FINANICAL STATEMENTS

The unaudited financial statements of Blink Couture Inc. (the “Company”, “Blink”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Blink Couture Inc.
(A Development Stage Company)
January 31, 2006
(unaudited)

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
(Unaudited)

January 31, 2007

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)
(Expressed in US dollars)

	January 31,	July 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	19,263	40,920
Prepaid expense	1,024	-
Inventory	1,482	-
Total Assets	21,769	40,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	1,657	2,023
Accrued Liabilities	1,350	–
Due to Related Parties (Note 3 (a) and (b))	9,098	7,698
Total Liabilities	12,105	9,721
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
20,640,250 and 20,605,500 shares issued and outstanding, respectively	2,064	2,061
Additional Paid-in Capital	48,026	41,079
Deficit Accumulated During the Development Stage	(40,426)	(11,941)
Total Stockholders’ Equity	9,664	31,199
Total Liabilities and Stockholders’ Equity	21,769	40,920

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Expressed in US dollars)

	Accumulated from
	October 23, 2003
	(Date of Inception)	For the Six Months Ended		For the Three Months Ended
	to January 31,	January 31,		January 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	6,544	2,410	–	2,142	–
Management fees (Note 3(c))	8,600	1,200	1,200	600	600
Marketing	657	657	–	–	–
Professional fees	13,253	13,013	520	6,610	520
Rent	367	200	200	100	100
Web development expenses	11,005	11,005	–	7,525	–

Total Expenses	40,426	28,485	1,920	16,977	1,220

Net Loss For the Period	(40,426)	(28,485)	(1,920)	(16,977)	(1,220)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding		20,635,000	20,400,000	20,640,000	20,400,000

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Expressed in US dollars)

	For the Six Months Ended
	January 31
	2007	2006
	$	$
Operating Activities
Net loss for the period	(28,485)	(1,920)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	984	–
Prepaid expense	(1,024)	-
Inventory	(1,482)	–
Due to related parties	1,400	1,920
Net Cash Used In Operating Activities	(28,607)	–
Financing Activity
Proceeds from issuance of common stock	6,950	–
Net Cash Flows Provided By Financing Activities	6,950	–
Decrease in Cash	(21,657)	–
Cash - Beginning of Period	40,920	–
Cash – End of Period	19,263	–
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007

1.	Development Stage Company

Fashionfreakz International Inc. (the “Company”) was incorporated on October 23, 2003 under the laws of the State of Delaware. On December 2, 2005 Fashionfreakz International Inc. changed its name to Blink Couture Inc. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is specializing online in retailing trendy clothing and accessories produced by independent designers. The Company is in the process of expanding its product line and further developing its website.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2007, the Company has accumulated losses of $40,426 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to inventory reserves and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
January 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, and amount due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

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
January 31, 2007

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

3.	Related Party Transactions

a)

At January 31, 2007, the Company is indebted to a Director of the Company for $1,932 (July 31, 2006 - $1,932) for cash advances made to the Company and expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)

At January 31, 2007, the President of the Company is owed $7,166 (July 31, 2006 - $5,766) for management fees and rent. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

In March 2004, the Company entered into an agreement to pay the President of the Company $200 per month for management services provided and $100 per quarter for rent space related to the Company. During the six months ended January 31, 2007, the Company recognized a total of $1,200 (January 31, 2006 - $1,200) for management services, and $200 (January 31, 2006 - $200) for rent expense.

	d)	See Notes 4(a) and (b).

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007

4.	Common Stock

	a)	On October 23, 2003, the Company issued 18,400,000 shares of common stock at $0.0001 per share to a Director of the Company for payment of management and legal services valued at $1,840.

	b)	On July 25, 2004, the Company issued 2,000,000 shares of common stock at $0.0001 per share to the President of the Company for management services of $200.

	c)	On June 23, 2006, the Company issued 134,000 shares of common stock at $0.20 per share for cash proceeds of $26,800.

	d)	On July 26, 2006, the Company issued 500 shares of common stock at $ 0.20 per share for consulting services of $100.

	e)	On July 26, 2006, the Company issued 71,000 shares of common stock at $0.20 per share for cash proceeds of $14,200.

	f)	On August 23, 2006, the Company issued 31,250 shares of common stock at $0.20 per share for cash proceeds of $6,250.

	g)	On August 23, 2006, the Company issued 1,000 shares of common stock at $ 0.20 per share for marketing services of $200.

	h)	On September 1, 2006, the Company issued 2,000 shares of common stock at $0.20 per share for cash proceeds of $400.

	i)	On September 1, 2006, the Company issued 500 shares of common stock at $ 0.20 per share for marketing services of $100.

5.	Commitment

On March 1, 2006, the Company entered into a Lease Agreement to rent an office owned by the President of the Company for a fee of $100 per calendar quarter. For the six months ended January 31, 2007, rent expense of $200 was recorded as due to related parties. See Note 3(c).

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

As of January 31, 2007, we have not yet earned any revenues, have had operational losses to date and we have an accumulated deficit. As of January 31, 2007, we had net losses since inception in the amount of $40,426.

We do not expect to generate revenues until Summer 2007. We intend to generate revenues from the sale of clothing, jewelry, and accessories sold on our website.

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

Results of Operations for the Three Months ended January 31, 2007, for the Six Months ended January 31, 2006, and for the Period from October 23, 2003 (Date of Inception) to January 31, 2006

Since our inception on October 23, 2003 to January 31, 2007, we did not generate any revenues. For the three months ended January 31, 2007 we incurred a net loss of $16,977 compared to a net loss of $1,220 for the three months ended January 31, 2006. For the six months ended January 31, 2007 we incurred a net loss of $28,485, compared to a net loss of $1,920 for the six months ended January 31, 2006. From October 23, 2003 (Date of Inception) to January 31, 2007, we incurred a net loss of $40,426. Our net loss per share was nil for the six months ended January 31, 2007 and nil for the period from October 23, 2003 (Date of Inception) to January 31, 2007.

Our total expenses were $16,977 for the three months ended January 31, 2007, including $6,610 in professional fees, $600 in management fees, $nil in marketing, $100 for office rent, $7,525 in web development and $2,142 in other general and administrative fees. Our total expenses for the three months ended January 31, 2007 were $16,977 compared with $1,220 for the same period ended January 31, 2006. Our total expenses for the six months ended January 31, 2007 were $28,485 compared with $1,920 for the same period ended January 31, 2006. From October 23, 2003 (Date of Inception) to January 31, 2007, we incurred total expenses of $40,426.

Our professional fees of $6,610 for the three months ended January 31, 2007 consisted primarily of legal, accounting and auditing fees, compared to $520 for the same period ended January 31, 2006. For the six months ended January 31, 2007 our professional fees totaled $13,013 compared to $520 for the same period ended January 31, 2006. From October 23, 2003 (Date of Inception) to January 31, 2006, our legal and accounting costs totaled $13,253.

Our management fees of $600 for the three months ended January 31, 2007 consisted of amounts paid to the President, same as the same period ended January 31, 2006. Our management fees totaled $1,200 for the six month period ending January 31, 2007 compared to an equal amount for the six month period ended January 31, 2006. From October 23, 2003 (Date of Inception) to January 31, 2006, our management expenses were $8,600.

Our web development expenses of $7,525 for the three months ended January 31, 2007 consisted primarily of website design and construction compared to $nil for the same period ended January 31, 2006. For the six months ended January 31, 2007 our web development expenses totaled $11,005 compared to $nil for the same period ended January 31, 2006. From October 23, 2003 (Date of Inception) to January 31, 2007, our website development expenses totaled $11,005.

Our general and administrative expenses consist of marketing and promotion, tradeshow costs, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies. Our general and administrative fees for the three months ended January 31, 2007 were $2,242, compared to $100 for the same period ended January 31, 2006. Our rent was $100 and other general and administrative fees were $2,142 for the three months ended January 31, 2007. For the six month period ending January 31, 2007 our general and administrative expenses totaled $3,267 compared to $200 for the same period ended January 31, 2006. Our rent was $200, marketing costs were $657 and other general and administrative fees were $2,410 for the six months ended January 31, 2007. From October 23, 2003 (Date of Inception) to January 31, 2007, we incurred general and administrative expenses of $7,568.

Plan of Operation

We plan to focus on custom wear and independent designers. Our target is men, women, children and dog wear. Our business will focus 80% of our clothing product line on women’s wear, 10% on men’s wear and the remaining 10% on children’s and pet wear. We may change our business plan according to the market trends and our management decisions.

Our corporate strategy for the next 12 months (beginning May 2007) includes the following:

Estimated Completion Date	Description	Estimated Cost ($)
May 2007	New design for packaging inserts (business cards with website address)	2,000
May 2007	Add additional payment options including paypal and payment by cheque into our website	3,000
May 2007	Add Sophia B. bags and purses to product offering	5,000
July 2007	Add exclusive shirt designs	2,000
July 2007	Additional photo and video shoots for our products	10,000
July 2007	Publicity launch through a publicity agent	3,000
August 2007	Add new kids line to product offering	5,000
September 2007	Obtain at least one distribution license for pets accessories	1,000
August – October 2007	Launch grass roots marketing campaign – including e-cards and funky emails that can be voluntarily sent	2,000
November 2007	Attend Pure UK – a women's fashion trade show in London, England , and also visit Paris to purchase merchandise directly from wholesalers	2,000

February 2008	Put ads in newspapers.	1,000
May 2008	Attend Mode Accessories Trade Show in Calgary, Alberta, Canada	2,000
12 months	Accounting and legal fees	20,000
12 months	General and administrative expenses (including office expenses, telephone and travel expenses)	10,000
	Total	70,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain current operations. Our independent accountants, in their report accompanying our audited financial statements, have stated that there is substantial doubt about our ability to continue as a going concern.

In order to fully carry out the mentioned above steps, we need an additional $70,000 of financing for the next 12 months. The estimated financing costs will be approximately from $10,000 to $100,000. From June to September 2007, we intend to approach market makers and brokerages for additional financing. We plan to raise $80,000 -$1,000,000 by private placements from existing shareholders, a public offering or shareholder loans until more financing is available.

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

Liquidity and Capital Resources

As of January 31, 2007, we had a working capital surplus of $9,664. Our accumulated deficit was $40,426 as at January 31, 2007. Our net loss of $40,426 from October 23, 2003 (Date of Inception) to January 31, 2007 was mostly funded by our equity financing. During the six months ended January 31, 2007, we raised $6,950 in equity finance, compared to $nil for the same period ended January 31, 2006. The decrease in cash during the six months ended January 31, 2007 was $21,657. Our net intangible book value was $9,664 or $0.0005 per share as of January 31, 2007.

We used net cash of $28,607 in operations for the six months ended January 31, 2007. During the six months ended January 31, 2007, our monthly cash requirement was approximately $4,768 in operating activities. We currently do not have any investing activities. For the six months ended January 31, 2007, we received proceeds of $6,650 in cash and $300 for services from the issuance of our common stock. As at January 31, 2007 we had cash of $19,263, which we anticipate will cover our costs for approximately 4 months according to our current monthly burn rate.

We anticipate that after May 2007 our monthly expenses will increase to $10,000 -$14,000, which includes $10,000 monthly for general and administrative expenses and $10,000 – 100,000 for additional financing costs. We are anticipating an increase of $5,000 per month in expenses with the addition of consultants.

We anticipate that we will incur substantial losses over the next two years. We estimate that we will purchase products and promote our business over the next 12 months beginning May 2007. Total cash requirements to complete those steps will be approximately $70,000 set out as follows:

Expense	Amount ($)
Model and filming expenses	10,000
Website maintenance and marketing	10,000
Inventory expenses	10,000
Product development and improvement and trade shows	10,000
Accounting and legal fees	20,000
General and Administrative expenses	10,000
Total	70,000

Of the $80,000 - $170,000 (including the additional financing costs of $10,000 -$100,000) we need for the next 12 months, we had $19,263 in cash or cash equivalents as of January 31, 2007. The balance of our cash requirements for the next 12 months (approximately $61,000 – $151,000) we intend to raise from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we cannot raise at least $61,000, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

Employees

As of March 14, 2007, we have no part time or full time employees. Both of our directors work part time as independent contractors and work in the areas of web development, business development and management. We currently engage independent contractors in the areas of accounting and legal services.

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

Certain Relationships and Related Party Transactions

At January 31, 2007, we were indebted to Penny Green, a director, for $1,932 for cash advances made to us and expenses incurred on behalf of us. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

At January 31, 2007, we owed Susanne Milka, our President, $7,166 for management fees and rent. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

In March 2004, we entered into an agreement to pay Susanne Milka, our President, $200 per month for management services provided and $100 per quarter for rent space related to us. During the six months ended January 31, 2007, we recognized a total of $1,200 for management services, and $200 for rent expense.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three completed fiscal years.

Known Material Trends and Uncertainties

As of January 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES:

During the six months ended January 31, 2007, we have made the following sales of unregistered securities:

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

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

10.1	Web Design Agreement with Sandra Wong (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

1. Included as exhibits on our Form SB-2 filed December 11, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blink Couture Inc.
(Registrant)

/s/ Susanne Milka
Date: March 15, 2007	Susanne Milka
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer