Form 10QSB
period 2007-04-30
Blink Couture Inc.
filed 2007-06-14
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

As of June 13, 2007, the registrant’s outstanding common stock consisted of 20,640,250 shares.

PART I – FINANICAL INFORMATION

ITEM 1. Financial Statements

The unaudited financial statements of Blink Couture Inc. (the “Company”, “Blink”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
April 30, 2006
(unaudited)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)
(Expressed in US dollars)

	April 30,	July 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	13,541	40,920
Inventory	1,482	–
Total Current Assets	15,023	40,920
Property and Equipment	662	–
Total Assets	15,685	40,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	2,843	2,023
Accrued Liabilities	1350	–
Due to Related Parties (Note 3 (a) and (b))	7,866	7,698
Total Liabilities	12,059	9,721
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
20,640,250 and 20,605,500 shares issued and outstanding, respectively	2,064	2,061
Additional Paid-in Capital	48,026	41,079
Deficit Accumulated During the Development Stage	(46,464)	(11,941)
Total Stockholders’ Equity	3,626	31,199
Total Liabilities and Stockholders’ Equity	15,685	40,920

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Expressed in US dollars)

	Accumulated from
	October 23, 2003
	(Date of Inception)	For the Nine Months Ended		For the Three Months Ended
	to April 30,	April 30,		April 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	79	79	–	79	–
General and administrative	9,190	5,056	77	2,646	77
Management fees (Note 3(c))	9,200	1,800	1,800	600	600
Marketing	657	657	–	–	–
Professional fees	14,842	14,602	520	1,589	–
Rent	467	300	300	100	100
Web development expenses	12,029	12,029	–	1,024	–

Total Expenses	46,464	34,523	2,697	6,038	777

Net Loss For the Period	(46,464)	(34,523)	(2,697)	(6,038)	(777)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding		20,635,000	20,400,000	20,640,000	20,400,000

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Expressed in US dollars)

	For the Nine Months Ended
	April 30
	2007	2006
	$	$
Operating Activities
Net loss for the period	(34,523)	(2,697)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	2,170	–
Inventory	(1,482)	–
Due to related parties	168	2,789
Net Cash Used In Operating Activities	(32,317)	92
Investing Activity
Purchase of property and equipment	(662)	–
Net Cash Used in Investing Activities	(662)	–
Financing Activity
Proceeds from issuance of common stock	6,950	–
Net Cash Flows Provided By Financing Activities	6,950	–
(Decrease) Increase in Cash	(27,379)	92
Cash - Beginning of Period	40,920	–
Cash – End of Period	13,541	92
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has accumulated losses of $45,776 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007

2.	Summary of Significant Accounting Policies (continued)

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

	h)	Property and Equipment

Photography equipment is capitalized at original cost and amortized over the estimated useful life of five years on a straight-line basis. One-half amortization is taken in the year of acquisition.

	i)	Advertising

The Company expenses advertising costs as incurred.

	j)	Financial Instruments

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

	k)	Income Taxes

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

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007

2.	Summary of Significant Accounting Policies (continued)

	l)	Foreign Currency Translation

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

	m)	Stock-based Compensation

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

	n)	Recent Accounting Pronouncements

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

Blink Couture Inc.
(Formerly Fashionfreakz International Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007

3.	Related Party Transactions

a)

At April 30, 2007, the Company is indebted to a Director of the Company for $ Nil (July 31, 2006 - $1,932) for cash advances made to the Company and expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)

At April 30, 2007, the President of the Company is owed $7,866 (July 31, 2006 - $5,766) for management fees and rent. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

In March 2004, the Company entered into an agreement to pay the President of the Company $200 per month for management services provided and $100 per quarter for rent space related to the Company. During the nine months ended April 30, 2007, the Company recognized a total of $1,800 (April 30, 2006 - $1,800) for management services, and $300 (April 30, 2006 - $300) for rent expense.

	d)	See Notes 4(a) and (b).

4.	Common Stock

	a)	On August 23, 2006, the Company issued 31,250 shares of common stock at $0.20 per share for cash proceeds of $6,250.

	b)	On August 23, 2006, the Company issued 1,000 shares of common stock at $ 0.20 per share for marketing services of $200.

	c)	On September 1, 2006, the Company issued 2,000 shares of common stock at $0.20 per share for cash proceeds of $400.

	d)	On September 1, 2006, the Company issued 500 shares of common stock at $ 0.20 per share for marketing services of $100.

5.	Commitment

On March 1, 2006, the Company entered into a Lease Agreement to rent an office owned by the President of the Company for a fee of $100 per calendar quarter. For the nine months ended April 30, 2007, rent expense of $300 was recorded as due to related parties. See Note 3(c).

ITEM 2. Management Discussion and Analysis of Financial Condition/ Plan of Operations

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

Since our inception we have not yet earned any revenues and have had operational losses to date. As of April 30, 2007, we incurred net losses of $45,776. We do not expect to generate revenues until the winter 2007. We intend to generate revenues from the sale of clothing, jewelry, and accessories sold on our website.

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

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) no revenues we generated since our inception; and (iiI) our dependence on sale of equity securities and receipt of capital from outside sources to continue in operation. Our auditors have issued a going concern opinion. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Description of Property

Our principal executive offices are located at 1199 Marinaside Crescent, Suite 1107, Vancouver, British Columbia, V6Z 2Y2, Canada. On March 1, 2006, we have entered a lease agreement with our President for use of 150 square feet of the premises at a cost of $100 for every 3 months.

Results of Operations for the Three Months ended April 30, 2007 and for the Nine Months ended April 30, 2007

For the three months and nine months ended April 30, 2007, we did not generate any revenues. For the three months ended April 30, 2007 we incurred a net loss of $6,038 compared to a net loss of $777 for the three months ended April 30, 2006. For the nine months ended April 30, 2007 we incurred a net loss of $34,523, compared to a net loss of $2,697 for the nine months ended April 30, 2006. The increase in net losses is due mainly to increases in our day to day operating costs. Our net loss per share was nil for the three and nine months ended April 30, 2007.

Our total expenses were $6,038 for the three months ended April 30, 2007, including $1,589 in professional fees, $600 in management fees, $79 in amortization, $100 for office rent, $1,024 in web development and $2,646 in other general and administrative fees. Our total expenses for the three months ended April 30, 2007 increased $5,261 to $6,038 from $777 for the same period ended April 30, 2006.

Our total expenses were $34,523 for the nine months ended April 30, 2007, including $14,602 in professional fees, $1,800 in management fees, $657 in marketing, $79 in amortization, $300 for office rent, $12,029 in web development and $5,056 in other general and administrative fees. Our total expenses for the nine months ended April 30, 2007 increased $31,826 to $34,523 from $2,697 for the same period ended April 30, 2006. An increase in total expenses was mainly due to increased promotion activities and web development activities.

Our professional fees of $1,589 for the three months ended April 30, 2007 consisted primarily of legal, accounting and auditing fees, compared to $nil for the same period ended April 30, 2006. For the nine months ended April 30, 2007 our professional fees increased $14,082 to $14,602 from $520 for the same period ended April 30, 2006. This increase is due to additional legal and auditing services provided related to a public company.

Our management fees of $600 for the three months ended April 30, 2007 consisted of amounts paid to the President, same as the same period ended April 30, 2006. Our management fees totaled $1,800 for the nine month period ended April 30, 2007 compared to an equal amount for the nine month period ended April 30, 2006.

Our web development expenses of $1,024 for the three months ended April 30, 2007 consisted primarily of website design and construction compared to $nil for the same period ended April 30, 2006. For the nine months ended April 30, 2007 our web development expenses totaled $12,029 compared to $nil for the same period ended April 30, 2006. The significant increase in web development costs is due to no web development activities for the three and nine months ended April 30, 2006.

Our general and administrative expenses consist of marketing and promotion, tradeshow costs, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, and office supplies. Our general and administrative fees for the three months ended April 30, 2007 increased $2,648 to $2,825 from $177 for the same period ended April 30, 2006. Our rent was $100, amortization was $79, and other general and administrative fees were $2,646 for the three months ended April 30, 2007.

For the nine month period ending April 30, 2007 our general and administrative expenses increased $5,715 to $6,092 from $377 for the same period ended April 30, 2006, mostly because of our increased general office expenses and promotion activities. Our rent was $300, marketing costs were $657, amortization was $79, and other general and administrative fees were $5,056 for the nine months ended April 30, 2007.

Results of Operations for the Period from October 23, 2003 (Date of Inception) to April 30, 2007

Since our inception on October 23, 2003 to April 30, 2007, we did not generate any revenues. From October 23, 2003 (date of inception) to April 30, 2007, we incurred a net loss of $46,464. Our net loss per share was nil for the period from October 23, 2003 (date of inception) to April 30, 2007.

From October 23, 2003 (date of inception) to April 30, 2007, we incurred total expenses of $46,464, including $14,842 in professional fees, $9,200 in management fees, $657 in marketing, $79 in amortization, $467 for office rent, $12,029 in web development and $9,190 in other general and administrative fees.

Plan of Operations

We plan to focus on custom wear and independent designers. Our target is men, women, children and dog wear. Our business will focus 80% of our clothing product line on women’s wear, 10% on men’s wear and the remaining 10% on children’s and pet wear. We may change our business plan according to the market trends and our management decisions.

Our corporate strategy for the next 12 months (beginning June 2007) includes the following:

Estimated Completion Date	Description	Estimated Cost ($)
July 2007	New design for packaging inserts (business cards with website address)	2,000
July 2007	Add additional payment options including paypal and payment by cheque into our website	3,000
August 2007	Add Sophia B. bags and purses to product offering	5,000

September 2007	Add exclusive shirt designs	2,000
September 2007	Additional photo and video shoots for our products	10,000
October 2007	Publicity launch through a publicity agent	3,000
October 2007	Add new kids line to product offering	5,000
November 2007	Obtain at least one distribution license for pets accessories	1,000
December 2007	Launch grass roots marketing campaign – including e-cards and funky emails that can be voluntarily sent	2,000
January 2008	Attend Pure UK – a women's fashion trade show in London, England , and also visit Paris to purchase merchandise directly from wholesalers	2,000
March 2008	Put ads in newspapers.	1,000
May 2008	Attend Mode Accessories Trade Show in Calgary, Alberta, Canada	2,000
12 months	Accounting and legal fees	20,000
12 months	General and administrative expenses (including office expenses, telephone and travel expenses)	10,000
12 months	Financing costs	10,000
	Total	80,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain current operations. Our independent accountants, in their report accompanying our audited financial statements, have stated that there is substantial doubt about our ability to continue as a going concern.

In order to fully carry out the mentioned above steps, we need an additional financing of approximately $70,000 (total estimated costs of $80,000 less cash of $13,541 for the next 12 months. We intend to approach market makers and brokerages for additional financing. We plan to initially raise $70,000 by private placements from existing shareholders, a public offering or shareholder loans until more financing is available.

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

Liquidity and Capital Resources

As of April 30, 2007, we had a working capital surplus of $2,964 and cash of $13,541. Our accumulated deficit was $46,464 as at April 30, 2007. Our net loss of $46,464 from October 23, 2003 (date of inception) to April 30, 2007 was mostly funded by our equity financing. During the nine months ended April 30, 2007, we raised $6,950 in equity finance, compared to $nil for the same period ended April 30, 2006. The decrease in cash during the nine months ended April 30, 2007 was $27,379. Our net tangible book value was $3,626 or $0.0002 per share as of April 30, 2007.

We used net cash of $32,317 in operations and used net cash of $662 in the purchase of property and equipment for the nine months ended April 30, 2007. For the nine months ended April 30, 2007, we received proceeds of $6,650 in cash and $300 for services from the issuance of our common stock. During the nine months ended April 30, 2007, our monthly cash requirement was approximately $3,700 in operating and investing activities. As at April 30, 2007 we had cash of $13,541, which we anticipate will cover our costs for approximately 3.5 months according to our current monthly burn rate.

We anticipate that after June 2007 our monthly expenses will increase to $7,000. We anticipate that we will incur substantial losses over the next two years. We estimate that we will purchase products and promote our business over the next 12 months beginning June 2007. Total cash requirements to complete those steps will be approximately $80,000 set out as follows:

Expense	Amount ($)
Model and filming expenses	10,000
Website maintenance and marketing	10,000
Inventory expenses	10,000
Product development and improvement and trade shows	10,000
Accounting and legal fees	20,000
General and Administrative expenses	10,000
Financing Costs	10,000
Total	80,000

Of the $80,000 (including the additional financing costs of $10,000) we need for the next 12 months, we had $13,541 in cash as of April 30, 2007. The balance of our cash requirements for the next 12 months (approximately $70,000) we intend to raise from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we cannot raise at least $70,000, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

Employees

As of June 8, 2007, we have no part time or full time employees. Both of our directors work part time as independent contractors and work in the areas of web development, business development and management. We currently engage independent contractors in the areas of accounting and legal services.

Limited operating history; need for additional capital

There is limited historical operating information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Known Material Trends and Uncertainties

As of April 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a discussion of critical accounting policies and methods used by us.

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

ITEM 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. Unregistered Sales of Equity Securities

During the three months ended April 30, 2007, we did not make any sales of unregistered securities.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to A Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blink Couture Inc.
(Registrant)

/s/ Susanne Milka
Date: June 14, 2007	Susanne Milka
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer