Form 10KSB
period 2007-07-31
Blink Couture Inc.
filed 2007-10-30
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-138951

BLINK COUTURE INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

1199 Marinaside Crescent, Suite 1107
Vancouver, British Columbia, Canada	V6Z 2Y2
(Address of principal executive offices)	(ZIP Code)

(604) 623-3309
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form
10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]   No [   ]

Registrant’s revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant:
$204,212.50

Number of common shares outstanding at October 26, 2007: 20,640,250

PART I

Item 1. Description of Business.

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Blink" mean Blink Couture Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Delaware company on October 23, 2003 with the former name Fashionfreakz International Inc. On December 2, 2005 we changed our name to Blink Couture Inc. We do not have any subsidiaries.

Our principle executive office is located at 1107-1199 Marinaside Crescent, Vancouver, British Columbia, Canada, V6Z 2Y2 and our telephone number is (604) 623-3309. Our fiscal year end is July 31.

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

On August 15, 2007 Susanne Milka resigned from her positions as our President, Chief Executive Officer, Treasurer, Chief Accounting Officer and director. Following Ms. Milka’s resignations, our Board of Directors appointed Penny Green, our sole remaining director, to hold the officer positions relinquished by Ms. Milka.

Since our inception on October 23, 2003 we have not yet earned any revenues and have had operational losses to date. Our accumulated net losses from our inception to July 31, 2007 were $54,705. We do not expect to generate revenues until winter 2008. We intend to generate revenues from the sale of clothing, jewelry, and accessories sold on our website.

We are an online fashion business that specializes in the retail of clothing, jewelry and accessories produced by independent designers to customers via the Internet. We launched our website, www.blinkcouture.com, on January 3, 2007. Currently our website features clothing for women and accessories. We have secured the commitment of one independent designer, Sweet Dream Tees Inc., which will allow us to produce custom designs.

We anticipate that our business will incur significant operating losses in the short term. At this time, we believe that our success depends on our ability sustain operations and to expand the market for our products.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we have incurred since our inception; (ii) our failure to generate revenues since our inception; and (iiI) our dependence on the sale of our equity securities and on the receipt of capital from outside sources to continue our operations. Our auditors have issued a going concern opinion regarding our business. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Development

We are a development stage company. Since our inception on October 23, 2003 we have been developing our web-based retail store. We launched our website, www.blinkcouture.com, on January 3, 2007. We have not generated any revenues to date. We currently specialize in women’s clothing and accessories, and we plan to launch men’s and children’s clothing lines in 2008 or 2009.

On June 7, 2007 we entered into a distribution agreement with Sofia Bozikis dba Sofia Bozikis Handbags, pursuant to which we will have the non-exclusive right to retail any products created by Bozikis Handbags on our website, or on any other websites owned or operated by us. We have agreed to purchase any Bozikis Handbags that we sell at cost price. We also have the option to sell products from Bozikis Handbags on consignment, and to promote and advertise selected products at our discretion.

Beginning in January 2008 we plan to increase the amount of traffic on our website generated by online search engines such as Google, Yahoo and MSN, by increasing our spending on advertising. Our business is focused primarily on the North American retail market and we intend to target our advertising on that market. .

We conduct our business exclusively online, and we are exploring ways to enhance the service that we provide in a bid to attract customers. Some of the options we are considering include engaging a web designer to implement improved, user-friendly navigation tools on our the website, and to implement methods of secure electronic payment, such as Paypal, to increase customer convenience and efficiency. For example, implementing Paypal will allow us to enhance our credit card processing capabilities by enabling us to process secure, real time electronic cash or credit transactions. Currently, we are only able to accept payment by bank wire, or by manually processed credit card payments by Visa, MasterCard, American Express.

From inception to the present time, we have incurred operational losses. We plan to finance our operations over the next twelve months by entering into private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. If we are unable to raise enough capital through these methods, we may consider obtaining a bank loan.

On February 26, 2007 our common stock became eligible for trading on the OTC Bulletin Board under the ticker symbol “BLKC.OB”.

Product and Services

We sell fashion jewelry, clothes and accessories designed by contemporary independent designers to consumers through the Internet. To date, we have secured a distribution arrangement with two designers: Vancouver-based Sweet Dream Tees, and Sofia Bozikis Handbags. We have also purchased costume jewelry designed by several independent French designers. We also intend to develop our own fashion line and to co-develop a fashion line with Sweet Dream Tees. We will not start a Blink Couture fashion line until 2009. We intend that the productsin the Blink Couture fashion line will be custom designed and will prominently feature our logo.

We intend to provide custom created fashions and products are created by small independent designers, in order to offer our customers items that are distinctive from mass-market fashions. In order to fully establish our business, we will need an additional 1,000,000 dollars in funding. However, there is no assurance that we can raise enough capital to complete our own fashion line. Our fashion and accessory line will be targeted towards men, women, children and dog wear. We will focus 80% of our business on women’s wear, 10% on men’s wear and the remaining 10% on children’s wear and pet wear.

Website:

We currently have no share in the market for clothing and accessory sales. We launched our website, which is our sole means of selling our products, in January 2007. Our website features include or will include the following features:

Detailed Product Information

Each product for sale on our website is accompanied by a detailed description of clothing fabric, sizes and colors, fitting styles and pricing. Clear information regarding our delivery policies is easy to locate. All clothing products are showcased using traditional still photos. In the future, we may implement video footage of models wearing the clothing that we sell, which will allow us to further differentiate ourselves from other online retailers.

Favorites

When customers come across an item of interest but want to continue browsing, they have the option of saving the item on their ”shopping bag” list, which allows them to keep track of their selections. In addition to that feature, we will implement a favorites list where shoppers may save selections of interest to them in order to revisit them easily at a later time.

Related Items

All items on our website will have a list of related items that are similar or complementary in style. Furthermore, a list of accompanying items such as accessories will also be suggested that can be assembled to make an entire wardrobe.

Order and Fulfillment Process

We process orders using our online system database. Customer must complete several online forms on our website in order to make a purchase. First, customers must provide us with their personal contact and payment information as well as the product numbers of the items they wish to purchase. Once an online form is completed. we order the purchased products from our suppliers as required. Once payment has cleared (either by bank wire or credit card) we are responsible for organizing the delivery of the purchased products to the customer. For non consignment items, we have agreed to pay Sweet Dream Tees and Sofia Bozikis handbags on delivery of the product. For consignment items, we will pay Sweet Dream Tees and Sofia Boziks Handbags at the end of the month in which the sale is made.

Since we are a new-established company, we face the same problems in building our competitive position as other new companies when entering the fashion industry. Our competitors may offer products or customer services that are identical to those that we offer and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products or services than we can.

Marketing Strategies

Our marketing strategy is to brand our website as a source of trend setting fashion products. We intend to use both online and print media to market our business.

Search Engine Marketing

A broad range of online marketing methods are available for promoting Blink. However, our current strategy for online marketing is to focus primarily on search engine marketing through Google Advertisements. That strategy will involve obtaining a higher serarch result ranking on the Google search engine through the use of a paid search optimization service and by purchasing advertisements on the Google search engine. We do not yet have an agreement with Google as we currently lack the necessary funding to enter into such an agreement.

Cross Promotion

Cross-promotional campaigns between partner businesses have the potential for significant marketing returns by allowing partners expand through each other's customer bases. Cross-promotional activities will consist of reciprocal website links, "bundled" offerings and joint media appearances and events. By joining forces with other businesses that reach our target market, we may reach customers more efficiently. To date, we have not been able to enter into any cross-promotional agreements.

Online Banners

Online advertising banners will be placed on websites that reach the target marke twe wish to access. We intend to place banners at the top of web directories and web sites. Instead of paying an annual or monthly fee for the placement of banners, we will attempt to obtain a cost per click agreement. To date, we have not entered into any agreement for online banner placement as we do not have the necessary amount of traffic on our website to secure a cost per click agreement.

Publicity Campaign

Our publicity campaigns will be focused on the issuance of press releases and the stagin of publicity events to attract media attention. We do not yet have any agreements in place to execute a publicity compaign.

Advertising

We plan to begin advertising regularly in fashion and trade publications targeted at major fashion centers in North America once we obtain the necessary financing.

Event Sponsorship

We will sponsor and attend events such as local fashion shows in order to increase the visibility and brand familiarity of our business. Taking part in such functions will help increase awareness of our business while helping us to build relationships with designers and other suppliers. We will also hold parties in fashion savvy districts of major markets such as New York or Toronto. To date, we have not sponsored or attended such events.

Celebrity Product Placements

Most successful fashion lines provide celebrities with free products as a means of drawing attention towards their brand. Creating celebrity associations through such product placements helps to establish an image of credibility and exclusivity for a product. Therefore, we will distribute free products to celebrities who are attractive to our target market and who reflect the image we wish to project. As a means of accessign celebrities, our management will utilize its contacts within local film industry to outfit celebrities appearing in locally produced films in the Blink Couture fashion line. We plan to launch this initiative in early 2008.

Inventory

We store a small inventory of the items we believe will be popular with our target market or which we have been able to acquire without significant expense. We will order other items offered on our website from the supplier as they are purchased online.

Payment Options

We accept payment through an order form available on our website, allowing customers to pay by credit card (including Visa, MasterCard and American Express) or bank wire.

We are considering implementing an online payment process such as Paypal, which would allow secure, real time processing of each order. We are also evaluating the benefit of implementing payment through a 1-900 phone number system for customers who are reluctant to submit payment information over the internet.

Competitive Overview

In the accessory and clothes retail market, we face intense competition from both traditional and online retailers of jewelry, clothing and accessories. Current and potential competitors include:

  independent jewelry stores
  retail jewelry store chains
  other online retailers
  boutiques and websites operated by brand owners
  department stores
  catalog and television shopping retailers
  discount superstores, mass retailers and wholesale clubs

In addition to these competitors, we may face competition from numerous online retailers of clothes and fashion accessories. These range in size from micro-home- business based businesses to multi-million dollar international enterprises. Some of the more prominent retailers include the following:

Juicy Couture began in 1994 after friends Gela Taylor and Pamela Skaist-Levy shared their desire for the perfect T-shirt – a modernized version of a man's V-neck, with a better fit. Juicy Couture's line has expanded to jeans, shorts, dresses, skirts, pants, hoodies, sweatpants and accessories.

YOOX specializes in end-of-season designer clothing, offering discounts of up to 75 per cent. We estimate that YOOX has already delivered over 1.5 million items across the globe, including Europe, where it is the undisputed market leader, the United States, Canada and Japan. YOOX has now expanded to serve 27 countries around the world including China, Russia and Australia.

ASOS.com aims to be the UK’s leading authority on celebrity fashion trends and the most popular online fashion store in the UK. The online fashion retailer sells clothes in the style worn by celebrities such as Jennifer Lopez, Paris Hilton and Sienna Miller, and continues to target "internet savvy" 18 to 34-year-olds. ASOS.com offers an extensive range of top women’s and men’s fashion, designer labels, lifestyle accessories and cult beauty brands at very competitive prices.

Kitson Boutique is a celebrity boutique located in Los Angeles, with an online store selling merchandise in the US and internationally. The store is featured in numerous celebrity magazines, and showcases the latest fashions and accessories worn by young and trendy celebrities.

Shop Intuition.com is an online retailer catering to celebrities and bills itself as a “general store for fashionistas”. The retailer was created by Jay Hersh, who has become one of the most sought after experts in the retail clothing business. She is regularly featured on television and in fashion magazines, providing insight into the latest trends in fashion and shopping. Hersh has She has relied on her 25 years as a garment industry executive to create a unique niche in the fast paced and constantly changing fashion business.

At this time we have a weak competitive position in the market. Even though our competitors are operating on business models similar to our own, we plan to attract customers through the following methods in order to build our competitive position in the industry:

  Offering a comprehensive range of product lines, and products within each product line
  Maintaining a clear and accessible pricing structure
  Regularly updating content on our website
  Offering user-friendly website navigation
  Maintaining user-friendly profile management, including the option to save customer billing and shipping information

However, since we are a newly-established company, we face the same problems faced by other new companies when starting a business in a competitive industry. Our competitors may use methods and technologies similar to the ones we use on our website. They may be able to respond more quickly to new or emerging technologies or to changes in customer requirements, and they may be able to devote greater resources to the development, promotion or sale of their products or services than we can afford. Websites maintained by our existing and potential competitors may be perceived by customers and fashion industry publications and broadcasts as being superior to ours. In addition, we may not be able to retain or maintain our website traffic levels, purchase inquiries and number of click-throughs on our online advertisements. Further, our competitors may experience greater growth in these areas than we do.

Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our business.Intellectual Property

We own the domain name www.blinkcouture.com. We also own the copyright of the entire contents of our website, but excluding certain materials owned by our suppliers and licensed to us.

Research and Development

Since our inception, we have not spent any money on research or development.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Because our business is carried out through the Internet, we will be subject to rules and regulations around the world which affect business transacted on the Internet. Also, because we carry on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for our Canadian operations.

The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law that are relevant to our business:

     Content Regulation. Federal, state and foreign governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The 3rd U.S. Circuit Court of Appeals upheld a preliminary injunction precluding enforcement of COPA in November 2001. In June, 2004, in Ashcroft v. American Civil Liberties Union, the Supreme Court again upheld the injunction on enforcement, ruling that the law was likely to be unconstitutional. The Supreme Court referred the case back to the district court for a trial, which began on October 25, 2006. On March 22, 2007 the U.S. District Court again struck down the Child Online Protection Act, finding the law violates the First and Fifth Amendments of the United States Constitution. The government has again appealed the decision, and the case is now before the 3rd U.S. Circuit Court of Appeals. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our website violates COPA.

     Privacy Law. The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, COPPA was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology.

The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome.

The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements is costly and will likely dissuade some of our customers. While we will attempt to be fully compliant with the FTC requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA. If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

Moreover, we have posted a privacy policy pertaining to all users and visitors to our website. By doing so, we will subject ourselves to the jurisdiction of the FTC. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC. It is also possible that users or visitors could try to recover damages in a civil action as well.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, regulation on what websites contain, and sales and use tax. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

     Laws Governing Sending of Unsolicited Commercial E-mail. We typically intend to provide our customers and other visitors to our Web site with an opportunity to “opt-in,” or agree to receive e-mailings from us. In 2003, the federal government implemented the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) designed to limit unsolicited commercial e-mail commonly referred to as “spam.”

In addition, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

     Conformance to E-Commerce Statutory Requirements for Formation of Contracts. We intend to conduct e-commerce on our web sites, and through affiliated web sites. The applicable law on online formation of contracts has been unsettled and is evolving. On May 31, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

     Sales Tax. The tax treatment of goods sold over the Internet is currently unsettled. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes since on Internet commerce since 1998, the tax moratorium is set to expire on November 1, 2007. In October 2007, the United States Congress voted to pass the Internet Tax Freedom Act Amendments Act (“ITFA”), which would extend the moratorium on Internet access taxes and other taxes unique to the Internet until November 2011. The congressional bill also allows nine states that began taxing Internet access before 1998 to continue their taxes. However, the United States Senate would have to pass a similar bill, and the President of the United States would have to sign that bill, before the moratorium is extended. Similar legislation has since stalled in the Senate. If the Senate does not extend the moratorium, we and our customers may be subject to additional taxes on internet services and on the sale of good and services through the Internet. At least some state legislatures that have indicated that they will move to expand their sales taxes to cover Internet commerce, if the ITFA is not reinstated. Imposing state sales taxes on Internet-based commerce would adversely affect our business.

     Intellectual Property. Copyrighted material that we develop, as well as our product marks and domain names, and other proprietary rights are important to our business prospects. We will seek to protect our common-law trademarks through federal registration, but registration may not offer adequate protection unless we have resources to monitor and prosecute incidents of trademarks infringement. In addition, we principally rely upon trademark, copyright, trade secret and contract law to protect our proprietary rights. We generally intend to enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our products, content and other proprietary information.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

As at October 28, 2007 we have no part time or full time employees. Our sole director works part time as an independent contractor and works in the areas of web development, business development and management. We currently engage independent contractors in the areas of website design (where necessary) and accounting, legal services.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial

13

Statements”. Revenue consists of merchandise sales on our website, as well as shipping fees. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and payment is received. We have not realized any revenue for the period from inception to July 31, 2007.

Website Development Costs

We capitalize website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

Item 2. Description of Property.

Our principal executive offices are located at 1199 Marinaside Crescent, Suite 1107, Vancouver, British Columbia, V6Z 2Y2, Canada. On March 1, 2006, we entered a lease agreement with our former President to use of 150 square feet of that premises at a cost of $100 for every 3 months.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on OTC Bulletin Board, under the trading symbol “BLKC.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on February 26, 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
February 26, 2007 – April 30, 2007	N/A	N/A
May 1, 2007 – July 31, 2007	$0.75	$0.235

On September 19, 2007, the closing price of our common stock on the OTC Bulletin Board was $0.85.

As of October 26, 2007, there were 42 holders of record of our common stock.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

As of October 26, 2007, we do not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the six months ended July 31, 2007, we did not make any sales of unregistered securities. For details regarding sales of unregistered securities for the six month period from July 31, 2006 to January 31, 2007, please see our Form 10-QSB/A filed on February 8, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-KSB. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward Looking Statements

This report on Form 10-KSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

On August 15, 2007 Susanne Milka resigned from her positions as our President, Chief Executive Officer, Treasurer, Chief Accounting Officer and director. Our Board of Directors appointed Penny Green, our sole director following Ms. Milka’s resignation, to hold the officer positions relinquished by Ms. Milka.

Since our inception we have not yet earned any revenues and have had operational losses to date. As of July 31, 2007 our accumulated net losses since inception totaled of $54,705. We do not expect to generate revenues until the spring 2008. We intend to generate revenues from the sale of clothing, jewelry, and accessories sold on our website.

We are an online fashion business that specializes in retailing clothing, jewelry and accessories produced by independent designers to customers via the Internet. We launched our website, www.blinkcouture.com, on January 3, 2007. Currently our website includes products of women and accessories. We are negotiating men’s and children’s products. We have secured two independent designers, Sweet Dream Tees Inc., which will allow us to produce custom designs, and Sofia Bozikis Handbags, whose designs we will select and retail on our website.

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

Results of Operations

Lack of Revenues

Since our inception on October 23, 2003 to July 31, 2007, we had not yet earned any revenues. As of July 31, 2007, we had an accumulated deficit of $54,705. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our July 31, 2007 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $42,764 for the year ended July 31, 2007.compared to $6,201 for the year ended July 31, 2006. Since our inception on October 23, 2003 to year end July 31, 2007, we incurred a net loss of $54,705. The net loss was incurred due to our lack of revenues.

Expenses

Our total expenses from our date of inception to July 31, 2007 were $54,705 and consisted of $22,204 in professional fees, $11,441 in general and administrative fees, $11,192 in marketing fees, $9,800 in management fees, and $567 in rent. Our total expenses for the year ended July 31, 2007 were $42,764, compared to total expenses of $6,201 for the year end July 31, 2006. The increase in total expenses was due to the costs for web development, as well as increased professional fees due to the increase in our day-to-day operating activities.

Our general and administrative expenses increased $3,095 from $3,634 for the year ended July 31, 2006 to $6,729 for the year ended July 31, 2007. Our general and administrative expenses consist of salaries, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees increased from NIL for the year ended July 31, 2006 to $21,964 for the same period in 2007. The increase in professional fees was due to significant legal and auditing services provided during the past fiscal year, and also the fact that results for the year end May 31, 2007 represent 12 months worth of business activities, including development of our website and entering into two design agreements. Our professional fees consisted primarily of legal, accounting and auditing fees.

16

Our marketing costs were $11,192 for the year ended July 31, 2007, compared to NIL for the same period in 2006. These costs were for the development of our website, which launched on January 3, 2007.

Our management fees remained the same for the year ended July 31, 2007 and July 31, 2006, at $2,400 each year. Our rent increased by $233 from $167 for the year ended July 31, 2006, to $400 for the year ended July 31, 2007, reflective of a full year’s rent paid in 2007; we entered into an agreement on with our now former officer and director, Susanne Milka, to lease office space at the rate of $100 per quarter on March 1, 2006.

Plan of Operations

We intend to spend approximately $68,000 over the next 12 months (beginning September 2007). We estimate that our expenses over the next 12 months will be approximately as follows:

Description	Target Completion Date	Estimated Expenses
Add exclusive shirt designs	September 2007	2,000
Additional photo and video shoots for our products	September 2007	10,000
Publicity launch through a publicity agent	October 2007	3,000
Add new kids line to product offering	October 2007	5,000
Obtain at least one distribution license for pets accessories	November 2007	1,000
Launch grass roots marketing campaign – including e-cards and funky emails that can be voluntarily sent	December 2007	2,000
Attend Pure UK – a women's fashion trade show in London, England , and also visit Paris to purchase merchandise directly from wholesalers	January 2008	2,000
Put ads in newspapers.	March 2008	1,000
Attend Mode Accessories Trade Show in Calgary, Alberta, Canada	May 2008	2,000
Accounting and legal fees	12 months	20,000
General and administrative expenses (including office expenses, telephone and travel expenses)	12 months	10,000
Financing costs	12 months	10,000
Total		68,000

As of July 31, 2007, we had cash of $2,604, and we believe that we need approximately an additional $66,000 to meet our capital requirements over the next 12 months. We intend to approach market makers and brokerages for additional financing. We plan to initially raise $70,000 by private placements from existing shareholders, a public offering or shareholder loans until more financing is available.

As we expand in the future, and if we are successful in attracting a large number of customers, we will incur additional costs for personnel. In order to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants or employees and grant stock options to future employees. We anticipate that we may need approximately $40,000 per year beginning in 2009 to pay salaries to employees or consultants working in the areas of marketing, client relations and accounting. We do not have any material commitments for capital expenditures as of October 23, 2007.

Liquidity and Capital Resources

We do not expect to generate any significant revenues over the next twelve months. We intend to continue making financial investments in marketing and website development and expect to incur substantial additional losses over the next year.

As of July 31, 2007, we had a working capital deficit of $5,277. We had cash of $2,604 in our bank accounts as of July 31, 2007. Our total assets were $5,830, with $5,168 in total current assets, and $662 in property and equipment. Our total liabilities and total current liabilities were the same, at $10,445. Our net loss of $54,705 from October 23, 2003 (date of inception) to July 31, 2007 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years.

During the year ended July 31, 2007, we received net cash of $6,650 from financing activities. We used net cash of $44,225 in operating activities and $741 in investing activities to purchase property and equipment. The decrease in cash was $38,316 during the year ended July 31, 2007.

In the fiscal year ended July 31, 2007, the Company issued at total of 33,250 common shares at $0.20 per share in private placements for total proceeds of $6,650.

We believe that we need approximately $68,000 to meet our capital requirements over the next 12 months (beginning September 2007). Of the $68,000, we had $2,604 in cash as of July 31, 2007, and we intend to raise the balance of our cash requirements (approximately $66,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. We also intend to seek consultants willing to accept our common stock as partial or full consideration for service.

We have been negotiating with web based companies to build marketing and other strategic alliances. In some instances we may use shares to compensate strategic partners for their services or participation in our activities. The introduction of new strategic partners could further affect our operating results over the next several fiscal periods.

17

Expenses incurred which cannot be paid in stock, such as auditors fees, will be paid through cash. If we are unable to raise the necessary capital to meet our requirements, we may not be able to pay our internet hosting fees, which may mean our website and services would no longer be available to the public. In addition, we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

We are currently out of funds, and if this does not change within the next month, we will seek companies as potential reverse merger partners. In order to improve our liquidity, we are currently pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance we will be successful in our efforts to secure additional equity financing. If operations and cash flow improve through these efforts, management believes that we can continue to operate. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. If we fail in raising capital, our business may fail. Also, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

Known Material Trends and Uncertainties

As at July 31, 2007, we have no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, changes in laws relating to how businesses conduct their business through the internet, outside factors affecting the entertainment industry or general economic conditions.

Item 7. Financial Statements.

Our consolidated financial statements for the year ended July 31, 2007, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this Report commencing on page F-1.

Blink Couture Inc.
(A Development Stage Company)

July 31, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Blink Couture Inc. (formerly Fashionfreakz International Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Blink Couture Inc. (A Development Stage Company) as of July 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from October 23, 2003 (Date of Inception) to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blink Couture Inc. (A Development Stage Company) as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from October 23, 2003 (Date of Inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 25, 2007

Blink Couture Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	July 31,	July 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	2,604	40,920
Prepaid Expense	1,082	-
Inventory	1,482	-
Total Current Assets	5,168	40,920
Property and Equipment	662	-
Total Assets	5,830	40,920

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,717	2,023
Due to related parties (Notes 3 (a) and (b))	8,728	7,698
Total Liabilities	10,445	9,721
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity (Deficit)
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
20,640,250 and 20,605,500 shares issued and outstanding, respectively	2,064	2,061
Additional Paid-in Capital	48,026	41,079
Deficit Accumulated During the Development Stage	(54,705)	(11,941)
Total Stockholders’ Equity (Deficit)	(4,610)	31,199
Total Liabilities and Stockholders’ Equity (Deficit)	5,830	40,920

(The accompanying notes are an integral part of the financial statements)

Blink Couture Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from
	October 23, 2003
	(Date of Inception)	For the Year Ended
	to July 31,	July 31,
	2007	2007	2006
	$	$	$
Revenue	–	–	–
Expenses
Amortization	79	79	–
General and administrative	11,441	6,729	3,634
Management fees (Note 3(c))	9,800	2,400	2,400
Marketing	11,192	11,192	–
Professional fees	22,204	21,964	–
Rent	567	400	167
Total Expenses	54,705	42,764	6,201
Net Loss For the Period	(54,705)	(42,764)	(6,201)
Net Loss Per Share – Basic and Diluted	–	–	–
Weighted Average Shares Outstanding	–	20,640,000	20,415,000

(The accompanying notes are an integral part of the financial statements)

Blink Couture Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from	For the Year Ended
	October 23, 2003	July 31,
	(Date of Inception)
	to July 31, 2007	2007	2006
	$	$	$
Operating Activities
Net loss for the year	(54,705)	(42,764)	(6,201)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	79	79	–
Shares issued for services	300	300	–
Change in operating assets and liabilities:
Prepaid Expense	(1,082)	(1,082)	–
Inventory	(1,482)	(1,482)	–
Accounts payable	1,717	(306)	2,123
Due to related parties	8,728	1,030	3,998
Net Cash Used In Operating Activities	(46,445)	(44,225)	(80)
Investing Activities
Purchase of property and equipment	(741)	(741)	–
Net Cash Flows Used in Investing Activities	(741)	(741)	–
Financing Activity
Proceeds from issuance of common stock	49,790	6,650	41,000
Net Cash Flows Provided By Financing Activities	49,790	6,650	41,000
Increase(Decrease) in Cash	2,604	(38,316)	40,920
Cash - Beginning of Year	–	40,920	–
Cash – End of Year	2,604	2,604	40,920
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Blink Couture Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from October 23, 2003 (Date of Inception) to July 31, 2007
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common		Paid-in	Development
	Stock	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of
Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock
for services at $0.0001 per share	2,400,000	240	–	–	240
July 25, 2004 – issue of common stock for
services at $0.0001 per share	18,000,000	1,800	–	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	20,400,000	2,040	-	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	20,400,000	2,040	-	(5,740)	(3,700)
June 23, 2006 – issue of common stock for
cash at $0.20 per share	134,000	13	26,787	–	26,800
July 26, 2006 – issue of common stock for
cash at $0.20 per share	71,000	7	14,193		14,200
July 26, 2006 – issue of common stock for
services at $0.20 per share	500	1	99	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	20,605,500	2,061	41,079	(11,941)	31,199
August 23, 2006 – issue of common stock
for cash at $0.20 per share	31,250	3	6,247	–	6,250
August 23, 2006 – issue of common stock
for services at $0.20 per share	1,000	–	200	–	200
September 01, 2006 – issue of common
stock for cash at $0.20 per share	2,000	–	400	–	400
September 01, 2006 – issue of common
stock for services at $0.20 per share	500	–	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	20,640,250	2,064	48,026	(54,705)	(4,615)

(The accompanying notes are an integral part of the financial statements)

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period from October 23, 2003 (Date of Inception) to July 31, 2007)

1.	Nature of Business and Continuance of Operations

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2007, the Company has a working capital deficit of $5,277 and accumulated losses of $54,700 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to inventory, stock- based compensation expense, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Basic and Diluted Net Income (Loss) Per Share

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

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period from October 23, 2003 (Date of Inception) to July 31, 2007)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Property and Equipment

Property and equipment consists of equipment and is recorded at cost. Equipment is being amortized on the straight- line basis over the estimated life of five years.

	g)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

	h)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and amount due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	i)	Income Taxes

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

	j)	Foreign Currency Translation

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

	k)	Website Development Costs

The Company capitalizes website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred. During the year ended July 31, 2007, the Company incurred $10,535 (2006 - $nil) of internal website development costs which has been recorded as marketing expense.

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period from October 23, 2003 (Date of Inception) to July 31, 2007)

2.	Summary of Significant Accounting Policies (continued)

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”, using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period from October 23, 2003 (Date of Inception) to July 31, 2007)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

3.	Related Party Transactions

a)

At July 31, 2007, the Company is indebted to the President of the Company for $161 (2006 - $1,932) for cash advances made to the Company and expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)

At July 31, 2007, the former President of the Company is owed $8,567 (July 31, 2006 - $5,766) for management fees and rent. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

In March 2004, the Company entered into an agreement to pay the former President of the Company $200 per month for management services provided. During the year ended July 31, 2007, the Company recognized a total of $2,400 (2006 - $2,400) for management services provided.

4.	Common Stock

	a)	On September 1, 2006, the Company issued 500 shares of common stock at $0.20 per share for marketing services of $100.

	b)	On September 1, 2006, the Company issued 2,000 shares of common stock at $0.20 per share for cash proceeds of $400.

	c)	On August 23, 2006, the Company issued 1,000 shares of common stock at $0.20 per share for marketing services of $200.

	d)	On August 23, 2006, the Company issued 31,250 shares of common stock at $0.20 per share for cash proceeds of $6,250.

	e)	On July 26, 2006, the Company issued 71,000 shares of common stock at $0.20 per share for cash proceeds of $14,200.

	f)	On July 26, 2006, the Company issued 500 shares of common stock at $0.20 per share for consulting services of $100.

	g)	On June 23, 2006, the Company issued 134,000 shares of common stock at $0.20 per share for cash proceeds of $26,800.

5.	Commitment

On March 1, 2006, the Company entered into a Lease Agreement to rent an office owned by the former President of the Company for a fee of $100 per calendar quarter. At July 31, 2007, rent expense of $400 was recorded as due to related parties.

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Period from October 23, 2003 (Date of Inception) to July 31, 2007)

6.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $51,625 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2027. For the years ended July 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $15,900 and $2,200, respectively.

The components of the net deferred tax asset at December 31, 2006 and 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	July 31,	July 31,
	2007	2006
	$	$

Computed expected recovery based on statutory rates	(15,000)	(2,200)
Change in valuation allowance	15,000	2,200

Reported income taxes	–	–

	July 31,	July 31,
	2007	2006
	$	$

Deferred tax asset
- Non-capital losses	18,100	3,100
- Less valuation allowance	(18,100)	(3,100)

Net deferred tax asset	–	–

The Company has incurred operating losses of approximately $51,625 which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		Expiration
		Date of
		Income Tax
		Operating
	Net	Loss Carry
	Loss	Forwards

2005	2,665	2020
2006	6,201	2026
2007	42,759	2027

Total Income Tax Loss Carryforward	$51,625

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended July 31, 2007 have been included in this annual report in reliance upon Manning Elliott LLP, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 23, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the year ended July 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 8B. Other Information.

None.

PART III

Item 9. Director, Executive Officer, Promoter and Control Person; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of our executive officer and director as of October 26, 2007.

Name and Age	Position(s) Held in Blink Couture Inc.	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director
Penny Green, 35	President, Secretary, Treasurer, Director, CFO, CEO, Chief Accounting Officer since August 15, 2007 to present	Lawyer since 1996 and manager of her own law firm from 1998 to present.	Director of Sound Revolution Inc., a public company in the business of digital music distribution.

Significant Employees

There are no individuals other than our executive officer who are expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors currently does not have a nominating committee or a compensation committee. The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on its Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors consists of one person and does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders.

If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to do so.

Item 10. Executive Compensation.

The following table sets forth, as of July 31, 2007, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

	Annual Compensation				Long Term Compensation			All other compens- ation $
	Summary Annual Compensation				Awards		Payouts
Name and principal position	Year	Salary $	Bonus $	Other Annual Compensa- tion $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $
Susanne Milka, President, CEO, CFO, Secretary, Treasurer and Chief Accounting Officer	2007	0	0	$2,400(1)	0	0	0	0
	2006	0	0	$2,400(1)	0	0	0	0

(1) For the fiscal year ended July 31, 2007, we recognized $2,400 in management services owing to the former president as a result of an agreement entered into on March 2004 to pay management services at a rate of $200 per month.

Option/SAR Grants in Last Fiscal Year

No Options/SARs were granted in the last two fiscal years to Susanne Milka, our executive officer.

Employment Agreements

We have no written employment agreement with our executive officer at this time. During the last two fiscal years, we paid $2,400 per year to Susanne Milka pursuant to a management services agreement entered into in March 2004.

Compensation of Directors

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Change of Control

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 26, 2007 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2)
Common Share	Penny Green (3) Suite 1820, 925 W. Georgia Street Vancouver BC V6C 3L2 Canada	16,400,000	79.5%
Common Shares	Susanne Milka (4)	2,000,000	9.7%
Common Shares	Errol Green (5)	2,000,000	9.7%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 20,640,250 issued and outstanding shares of common stock as of October 23, 2007.

(3)	Penny Green became our sole director, President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on August 15, 2007.

(4)	Susanne Milka resigned as our director, President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on August 15, 2007.

(5)	Errol Green is the father of Penny Green, our sole director and chief officer.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

Item 12. Certain Relationships and Related Transactions.

During the fiscal year ended July 31, 2007, Susanne Milka, our former President, advanced us $161 in cash, which has not been repaid by us. At July 31, 2007, we owe $8,567 to Susanne Milka for unpaid management fees and rent.

During the year ended July 31, 2007, we recognized a total of $2,400 for management services provided, pursuant to an agreement entered into with our former President, Susanne Milka, in March 2004.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Item 13. Exhibits.

Exhibit	Exhibit
Number	Description

3.1	Certificate (Articles) of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1) Included as exhibits on Form SB-2/A filed on November 27, 2006

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott LLP for the audit of our annual financial statements for the year ended July 31, 2006 and 2007 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are paid by US dollars.

	Year Ended May 31, 2006	Year Ended May 31, 2007
Audit fees	$ -	$9,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	NIL	$9,200

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blink Couture Inc.

By: /s/ Penny Green
Date: October 29, 2007	Penny Green
President, Chief Executive Officer,
Chief Financial Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Penny Green	President, Chief Executive	October 29, 2007
Penny Green	Officer, Chief Financial
Officer, Principal Accounting
Officer, Secretary, Treasurer,
Director