Form 10QSB
period 2007-10-31
Blink Couture Inc.
filed 2007-12-17
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-138951

BLINK COUTURE INC.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1199 Marinaside Crescent, Suite 1107	V6Z 2Y2
Vancouver, British Columbia, Canada	(Zip Code)
(Address of principal executive offices)

(604) 623 3309
(Registrant’s telephone number, including area code)
______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 3, 2007, the registrant’s outstanding common stock consisted of 20,640,250 shares.

PART I – FINANICAL INFORMATION ITEM 1. Financial Statements

The unaudited financial statements of Blink Couture Inc. (the “Company”, “Blink”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Blink Couture Inc.
(A Development Stage Company)
(Unaudited)
(Expressed in US dollars)

October 31, 2007
Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Blink Couture Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)
(Expressed in US dollars)
	October 31,	July 31,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	34	2,604
Prepaid expense	–	1,082
Inventory	1,482	1,482

Total Current Assets	1,516	5,168
Property and Equipment	625	662

Total Assets	2,141	5,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,885	1,717
Accrued liabilities (Note 3)	8,927	–
Due to related parties (Notes 4(a) and (b))	8,667	8,728

Total Liabilities	20,479	10,445

Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
20,640,250 shares issued and outstanding	2,064	2,064
Additional Paid-in Capital	48,026	48,026
Donated Capital	600	–
Deficit Accumulated During the Development Stage	(69,028)	(54,705)

Total Stockholders’ Deficit	(18,338)	(4,615)

Total Liabilities and Stockholders’ Deficit	2,141	5,830

F-1

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Expressed in US dollars)
	October 23, 2003
	(Date of Inception)	For the Three Months Ended October 31,
	to October 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses
Amortization	116	37	-
General and administrative	14,443	3,580	3,748
Management fees (Note 4(c))	10,400	600	600
Marketing	11,192	-	657
Professional fees	32,210	10,006	6,403
Rent (Note 4)	667	100	100

Total Expenses	69,028	14,323	11,508

Net Loss For the Period	(69,028)	(14,323)	(11,508)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding		20,640,000	20,640,000

F-2

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Expressed in US dollars)
	For the Three Months Ended October 31

	2007	2006
	$	$
Operating Activities
Net loss for the period	(14,323)	(11,508)
Adjustments to reconcile net loss to net cash used in
operating activities :
Amortization	37	-
Donated capital	600	-
Change in operating assets and liabilities:
Prepaid expense	1,082	-
Inventory	-	(1,397)
Accounts payable and accrued liabilities	10,095	(869)
Due to related parties	(61)	700

Net Cash Used In Operating Activities	(2,570)	(13,074)

Financing Activity
Proceeds from issuance of common stock	-	6,950

Net Cash Flows Provided By Financing Activities	-	6,950

Decrease in Cash	(2,570)	(6,124)
Cash - Beginning of Period	2,604	40,920

Cash – End of Period	34	34,796

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

F-3

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc. (A Development Stage Company) Notes to Financial Statements (Unaudited)

1.	Nature of Business and Continuance of Operations

Fashionfreakz International Inc. (the “Company”) was incorporated on October 23, 2003 under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is specializing online in retailing trendy clothing and accessories produced by independent designers. The Company is in the process of expanding its product line and developing its website.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2007, the Company has a working capital deficit of $18,963 and accumulated losses of $69,028 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Blink Couture Inc. (A Development Stage Company) Notes to Financial Statements (Unaudited)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Property and Equipment

Property and equipment consists of equipment and is recorded at cost. Equipment is being amortized on the straight-line basis over the estimated life of five years.

	h)	Inventory

Inventory consists of jewellery and fashion accessories and is valued at the lower of cost and net realizable value. Cost is determined on a first in, first out basis.

	i)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

	j)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	k)	Income Tax

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

Blink Couture Inc. (A Development Stage Company) Notes to Financial Statements (Unaudited)

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

	m)	Website Development Costs

The Company capitalizes website development costs in accordance wit the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred. During the year ended July 31, 2007, the Company incurred $10,535 (2006 - $nil) of internal website development costs which has been recorded as marketing expense.

	n)	Stock-based Compensation

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

	o)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Blink Couture Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

(o)	Recent Accounting Pronouncements

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

Blink Couture Inc. (A Development Stage Company) Notes to Financial Statements (Unaudited)

3.	Accrued Liabilities

As at October 31, 2007, the Company had $8,927 (July 31, 2007 - $nil) of accrued liabilities consisting of amounts owing for professional fees.

4.	Related Party Transactions

	a)	At October 31, 2007, the Company is indebted to the President of the Company for $Nil (July 31, 2007 - $161) for cash advances made to the Company and expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

	b)	At October 31, 2007, the former President of the Company is owed $8,667 (July 31, 2007 - $8,567) for management fees and rent. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

	c)	For the three months ended October 31, 2007, the Company recognized donated capital of $600 (October 31, 2006 - $nil) for management fees provided by the President of the Company.

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

We are an online fashion business that specializes in retailing clothing, jewelry and accessories produced by independent designers to customers via the Internet. We launched our website, www.blinkcouture.com, on January 3, 2007. Currently our website includes products for men, women and children as well as accessories.

To date, we have secured a distribution arrangement with two designers: Vancouver-based Sweet Dream Tees, and Sofia Bozikis Handbags. We have also purchased costume jewelry designed by several independent French designers. We also intend to develop our own fashion line and to co-develop a fashion line with Sweet Dream Tees. We will not start a Blink Couture fashion line until 2009. We intend that the products in the Blink Couture fashion line will be custom designed and will prominently feature our logo. Our fashion and accessory line will be targeted towards men, women, children and dog wear. We will focus 80% of our business on women’s wear, 10% on men’s wear and the remaining 10% on children’s wear and pet wear.

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

Results of Operations for the Three Months ended October 31, 2007

Lack of Revenues

Since our inception on October 23, 2003 to October 31, 2007, we had not yet earned any revenues. As of October 31, 2007, we had an accumulated deficit of $69,028. We do not expect to generate revenues until early 2008. We intend to generate revenues from the sale of clothing, jewelry, and accessories sold on our website. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred net loss of $14,323 for the three months ended October 31, 2007 compared to $11,508 for the three months ended October 31, 2006. Since our inception on October 23, 2003 to October 31, 2007, we incurred net loss of $69,028. The net loss was incurred due to our lack of revenues.

Expenses

Our total expenses from our date of inception to October 31, 2007 were $69,028 and consisted of $32,210 in professional fees, $14,443 in general and administrative fees, $11,192 in marketing fees, $10,400 in management fees, $116 in amortization and $667 in rent. Our total expenses for the three months ended October 31, 2007 were $14,323, compared to total expenses of $11,508 for the three months ended October 31, 2006. The increase of $2,815 in total expenses was due to the costs for increased professional fees due to the increase in our day-to-day operating activities.

Our general and administrative expenses decreased slightly from $3,748 for the three months ended October 31, 2006 to $3,580 for the three months ended October 31, 2007. Our general and administrative expenses consist of salaries, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), office maintenance, courier and postage costs and office equipment. On March 1, 2006, we entered a lease agreement with our former President for use of 150 square feet of the premises at a cost of $100 for every 3 months. The agreement was cancelled on August 15, 2007.

Our professional fees increased $3,603 from $6,403 for the three months ended October 31, 2006 to $10,006 for the same period in 2007. Our professional fees consisted primarily of legal, accounting and auditing fees. The increase in professional fees was due to the increased auditing services provided.

Plan of Operations

We intend to spend approximately $68,000 over the next 12 months (beginning December 2007). We estimate that our expenses over the next 12 months will be approximately as follows:

Description	Target	Estimated
	Completion	Expenses
	Date

Add additional exclusive shirt designs and other products	January 2008	2,000

Additional photo and video shoots for our products	January 2008	10,000

Publicity launch through a publicity agent	January 2008	7,000

Add additional items to kids product offering	March 2008	5,000

Obtain at least one distribution license for pets accessories	March 2008	1,000

Launch grass roots marketing campaign – including e-cards and funky emails that can be voluntarily sent	April 2008	2,000

Put ads in newspapers	June 2008	1,000

Accounting and legal fees	12 months	20,000

General and administrative expenses (including office expenses, telephone and travel expenses)	12 months	10,000

Financing costs	12 months	10,000

Total		68,000

As of October 31, 2007, we had cash of $34, and we believe that we need approximately an additional $68,000 to meet our capital requirements over the next 12 months. We intend to approach market makers and brokerages for additional financing. We plan to initially raise $70,000 by private placements from existing shareholders, a public offering or shareholder loans until more financing is available.

As we expand in the future, and if we are successful in attracting a large number of customers, we will incur additional costs for personnel. In order to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants or employees and grant stock options to future employees. We anticipate that we may need approximately $40,000 per year beginning in 2009 to pay salaries to employees or consultants working in the areas of marketing, client relations and accounting. We do not have any material commitments for capital expenditures as of December 3, 2007.

Liquidity and Capital Resources

We do not expect to generate any significant revenues over the next twelve months. We intend to continue making financial investments in marketing and website development and expect to incur substantial additional losses over the next year.

As of October 31, 2007, we had a working capital deficit of $18,963. We had cash of $34 in our bank accounts as of October 31, 2007. Our total assets were $2,141, with $1,516 in total current assets, and $625 in property and equipment. Our total liabilities and total current liabilities were the same, at $20,479. Our net loss of $69,028 from October 23, 2003 (date of inception) to October 31, 2007 was mostly funded by our equity financing and related parties’ loans. We expect to incur substantial losses over the next two years.

During the three months ended October 31, 2007, we did not have any financing and investing activities. We used net cash of $2,570 in operating activities. The decrease in cash was $2,570 during the three months ended October 31, 2007.

We believe that we need approximately $68,000 to meet our capital requirements over the next 12 months (beginning December 2007). We intend to raise the balance of our cash requirements approximately $68,000 from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. We also intend to seek consultants willing to accept our common stock as partial or full consideration for service.

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

Employees

As of December 3, 2007, we have no part time or full time employees. Our sole director work part time as independent contractor and works in the areas of web development, business development and management. We currently engage independent contractors in the areas of website design (where necessary), accounting and legal services.

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

Known Material Trends and Uncertainties

As of October 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions by taking the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

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

ITEM 2. Unregistered Sales of Equity Securities

During the three months ended October 31, 2007, we did not make any sales of unregistered securities.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to A Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Distribution Agreement with Sofia Bozikis dba Sofia Bozikis Handbags

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blink Couture Inc.
(Registrant)

/s/ Penny Green
Date: December 14, 2007	Penny Green
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer