Form 10QSB
period 2008-01-31
Blink Couture Inc.
filed 2008-02-27
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number: 333-138951

BLINK COUTURE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1199 Marinaside Crescent, Suite 1107 Vancouver, British Columbia, Canada (Address of principal executive offices)	98-0568153 (I.R.S. Employer Identification No.) V6Z 2Y2 (Zip Code)

(604) 623 3309
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 25, 2008, the registrant’s outstanding common stock consisted of 20,640,250 shares.

PART I – FINANICAL INFORMATION ITEM 1. Financial Statements

The unaudited financial statements of Blink Couture Inc. (the “Company”, “Blink”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Blink Couture Inc.
(A Development Stage Company)
(Unaudited)
January 31, 2008
Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4 to F-7

Blink Couture Inc.
(A Development Stage Company)
Balance Sheets (Unaudited)
(Expressed in US dollars)

	January 31,	July 31,
	2008	2007
	$ (unaudited)	$
ASSETS
Current Assets
Cash	1,767	2,604
Prepaid expense	–	1,082
Inventory	1,482	1,482
Total Current Assets	3,249	5,168
Property and Equipment	587	662
Total Assets	3,836	5,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	3,698	1,717
Accrued liabilities (Note 3)	8,475	–
Due to related parties (Notes 4(a) and (b))	11,745	8,728
Total Liabilities	23,918	10,445
Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value and 20,640,250 shares issued and outstanding	2,064	2,064
Additional Paid-in Capital	48,026	48,026
Donated Capital	1,200	–
Deficit Accumulated During the Development Stage	(71,372)	(54,705)
Total Stockholders’ Deficit	(20,082)	(4,615)
Total Liabilities and Stockholders’ Deficit	3,836	5,830

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
(Expressed in US dollars)

	Accumulated from
	October 23, 2003
	(Date of Inception)	For the Six Months Ended		For the Three Months Ended
	to January 31,	January 31,		January 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Revenue	–	–			–

Expenses

Amortization	154	75	-	38	-
General and administrative	15,292	4,429	13,415	849	9,667
Management fees (Note 4(c))	11,000	1,200	1,200	600	600
Marketing	11,192	-	657	-	-
Professional fees	32,967	10,763	13,013	757	6,610
Rent (Note 4)	767	200	200	100	100

Total Expenses	71,372	16,667	28,485	2,344	16,977

Net Loss For the Period	(71,372)	(16,667)	(28,485)	(2,344)	(16,977)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding		20,640,000	20,635,000	20,640,000	20,640,000

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
(Expressed in US dollars)

	For the Six Months Ended
	January 31
	2008	2007
	$	$
Operating Activities
Net loss for the period	(16,667)	(28,485)
Adjustments to reconcile net loss to net cash used in
operating activities :
Amortization	75	-
Donated capital	1,200	-
Change in operating assets and liabilities:
Prepaid expense	1,082	(1,024)
Inventory	-	(1,482)
Accounts payable and accrued liabilities	10,456	984
Due to related parties	3,017	1,400
Net Cash Used In Operating Activities	(837)	(28,607)
Financing Activity
Proceeds from issuance of common stock	-	6,950
Net Cash Flows Provided By Financing Activities	-	6,950
Decrease in Cash	(837)	(21,657)
Cash - Beginning of Period	2,604	40,920
Cash – End of Period	1,767	19,263
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008 (Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2008, the Company has a working capital deficit of $20,669 and accumulated losses of $71,372 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

	b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended July 31, 2007, included in the Company’s Form 10-KSB filed on October 30, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at January 31, 2008 and July 31, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended January 31, 2008 and 2007. The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
January 31, 2008 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Property and Equipment

Property and equipment consists of equipment and is recorded at costs. Equipment is being amortized on the straight-line basis over the estimated life of five years.

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

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Website Development Costs

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

	o)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

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

(The accompanying notes are an integral part of these financial statements)

Blink Couture Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008 (Unaudited)

3.	Accrued Liabilities

As at January 31, 2008, the Company had $8,475 (July 31, 2007 - $nil) of accrued liabilities consisting of amounts owing for professional fees.

4.	Related Party Transactions

a)

At January 31, 2008, the Company is indebted to the President of the Company for $2,978 (July 31, 2007 - $161) for cash advances made to the Company and expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)

At January 31, 2008, the former President of the Company is owed $8,767 (July 31, 2007 - $8,567) for management fees and rent. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

In March 2004, the Company entered into an agreement, to pay the former President of the Company $200 per month for management services and $100 per quarter for rent space related to the Company. During the six months ended January 31, 2008, the Company recognized a total of $1,200 (October 31, 2006 - $1,200) for donated management services, and incurred $200 (2006 - $200) for rent expense.

(The accompanying notes are an integral part of these financial statements)

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

Our website has not generated any revenues since our inception. We sold our inventory at book value on February 20, 2008 and we are now looking for a new venture. Our decision to sell our inventory was based on our lack of revenues to date and difficulties in finding investors for an online fashion retail business with no revenues. As of January 31, 2008, we have only $1,767 in our bank account and we need to raise additional capital in order to continue our operations.

We operated as an online fashion retailer specializing in the sale of clothing, jewelry and accessories produced by independent designers to customers via our website, www.blinkcouture.com.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) we may be unable to acquire an operating business and even if we are able to successfully acquire an operating business there is no guarantee that it will be profitable; (ii) we have incurred losses since our inception; (iii) no revenues have been generated since our inception; and (iv) we are dependent on the sale of equity securities and receipt of capital from outside sources to continue our operations in the future. Our auditors have issued a going concern opinion. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Plan of Operations

We have not generated any revenues from our online retail business. We sold our inventory to our former president and chief executive officer, Susanne Milka on February 20, 2008. We plan to seek out new business ventures, including a merger or acquisition of an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. We have not restricted our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management has limited experience in managing companies similar to Blink Couture.  Management shall use its own efforts to seek out new ventures. However, we anticipate replacing our current sole officer if a suitable candidate is found. It is not anticipated that any outside consultants or advisors will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have minimal cash assets with which to pay such an obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

Marketing

We plan to contact a few broker-dealers, venture capitalists and other members of the financial community with whom she had a pre-existing relationship and who may know of potential acquisition candidates. If and when a suitable acquisition candidate is found, Our management may begin negotiations with management of the acquisition candidate to acquire its business.

Evaluation of Acquisition Opportunities.

Our management intends to request in the future that we be provided with written materials regarding any privately-held company which we are considering as an acquisition candidate prior to entering into negotiations with that company. We will request such items as:

  a description of products, service and company history;

  management resumes;

  audited financial information;

  available projections with related assumptions upon which they are based;

  an explanation of proprietary products and services;

  evidence of existing patents, trademarks or service marks or rights thereto;

  present and proposed forms of compensation to management;

  a description of transactions between the privately-held company and its affiliates during relevant prior periods;

  a description of present and required facilities;

  an analysis of risks and competitive conditions;

  a financial plan of operation and estimated capital requirements;

  audited financial statements; and

  other information deemed relevant.

Our management will endeavor to personally meet with management and key personal of companies which are a serious candidate for concluding an acquisition. We will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources. We will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction.

Our management intends to take into consideration the following factors when analyzing a company for its potential as a reverse merger/acquisition candidate:

  Potential for growth, indicated by new technology, anticipated market expansion or new products.

  Competitive position as compared to other companies of similar size and experience within the privately-held company's industry segment as well as within the industry as a whole.

  Strength and diversity of management, either in place or scheduled for recruitment.

  Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

  The extent to which the business of the privately-held company can be advanced.

  The regulatory environment within the privately-held company's industry.

  The market performance of equity securities of similarly situated companies in the privately-held company's industry.

  Reputation of owners, principals and/or managers for complying with and not violating federal and/or state securities laws.

Treatment of Reverse Merger/Acquisition Transaction

The Securities and Exchange Commission considers a reverse merger/acquisition transaction to be a capital transaction in substance, rather than a business combination. That is, the transaction will be equivalent to the issuance of stock by the privately-held company for the net monetary assets of Blink Couture, accompanied by a recapitalization. As a result, the post-reverse merger/acquisition comparative historical financial statements for us will be those of the privately-held company, with appropriate footnote disclosure concerning the changes in the capital structure of the privately-held company effected at the reverse merger/acquisition transaction date.

Cost Projections.

It is anticipated that we will incur nominal expenses in the implementation of our business plan. Our main cost is related to compliance with our ongoing reporting issuer obligations with the Securities and Exchange Commission. Because we have no capital with which to pay these anticipated expenses, we will need to raise money in conjunction with any acquisition offer made by us.

Competition.

We will compete with other companies that are looking to acquire an operating business. Some of our competitors file reports with the Securities and Exchange Commission, and some do not. Some of our competitors have securities that trade in the over-the-counter securities markets, and some do not. A number of our competitors are managed by established venture capitalist and financial concerns which have significantly greater financial and personnel resources and technical expertise than we possess. We believe that we will remain an insignificant participant among the companies which engage in the acquisition of business opportunities. In view of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Results of Operations for the Three Months ended January 31, 2008, for the Six Months ended January 31, 2008, and for the Period from October 23, 2003 (Date of Inception) to January 31, 2008

Lack of Revenues

Since our inception on October 23, 2003 to January 31, 2008, we did not generate any As of January 31, 2008, we had an accumulated deficit of $71,372. We do not expect to generate revenues until we acquire a new operating business. As there is no guarantee that we will be able to successfully acquire an operating business, our future ability to generate revenues remains uncertain.

Net Loss

We incurred a net loss of $2,344 for the three months ended January 31, 2008 compared to $16,977 for the three months ended January 31, 2007. For the six months ended January 31, 2008 we incurred a net loss of $16,667 compared to a net loss of $28,485 for the six months ended January 31, 2007. Since our inception on October 23, 2003 to January 31, 2008, we incurred a net loss of $71,372. The net loss was incurred due to our lack of revenues. Our net loss per share was $0 for the six months ended January 31, 2008 and $0 for the period from October 23, 2003 (Date of Inception) to January 31, 2007.

Expenses

Our total expenses for the three months ended January 31, 2008 were $2,344 and consisted of $757 in professional fees, $849 in general and administrative fees, $600 in management fees, $38 in amortization and $100 in rent. This compares to our total expenses of $16,977 for the three months ended January 31, 2007. The reduction of our total expenses by $14,633 was the result of decreased operating activity because of our continued lack of sales. Our total expenses for the six months ended January 31, 2008 were $16,667 compared with $28,485 for the same period ended January 31, 2007.

Our general and administrative expenses decreased from $9,667 for the three months ended January 31, 2007 to $849 for the three months ended January 31, 2008. For the six months ended January 31, 2008, our general and administrative expenses totaled $4,429 compared to $13,415 for the six months ended January 31, 2007. Our general and administrative expenses consist of salaries, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees decreased $5,853 from $6,610 for the three months ended January 31, 2007 to $757 for the same period in 2008. Our professional fees consisted primarily of legal, accounting and auditing fees. The decrease in professional fees was the result of our lack of sales and operating activity. Our professional fees for the six months ended January 31, 2008 totaled $10,763 compared to $13,013 for the six months ended January 31, 2007.

Liquidity and Capital Resources

On February 20, 2008, we entered into an agreement with our former president and chief executive officer to sell our inventory at the book value of $1,482 in exchange for Ms. Milka agreeing to write off the full amount of her loan to us of $8,767.

We do not expect to generate any significant revenues until we have found a new business venture.

As of January 31, 2008, we had a working capital deficit of $20,669. We had cash of $1,767 in our bank accounts as of January 31, 2008. Our total assets were $3,836, with $3,249 in total current assets, and $587 in property and equipment. Our total liabilities and total current liabilities were the same, at $23,918. Our net loss of $71,372 from October 23, 2003 (date of inception) to January 31, 2008 was mostly funded by our equity financing and loans from related parties. We expect to incur substantial losses until we are able to find a new operating business.

During the six months ended January 31, 2008, we did not have any financing or investing activities. We used net cash of $837 in our operating activities.

If we are unable to find or successfully enter into an agreement to acquire an operating business, we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements. We may also be forced to cease our operations.

Employees

As of February 25, 2008, we have no part time or full time employees. Our sole officer works for us on a part time basis. We currently engage independent contractors in the areas of website design (where necessary), accounting and legal services.

Limited operating history; need for additional capital

We are a development stage company and have generated no revenues since our inception. We have decided to abandon our current line of operations and acquire a new operating business. There is no guarantee that we will be able to locate an operating business to acquire. Even if we do locate an operating business, we have limited capital resources and may not be able to afford to complete on the acquisition.

If an acquisition is made by us of an operating business, we may be unsuccessful in the new business venture. Any new line of business we may pursue is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our proposed operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our proposed businesses, future revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception, and we are dependent upon our management's ability to develop profitable operations and our ability to raise money through equity or debt financing. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As of January 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2. Unregistered Sales of Equity Securities

During the three months ended January 31, 2008, we did not make any sales of unregistered securities.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to A Vote of Security Holders

We received shareholder approval of the sale of our inventory in the form of a resolution dated February 20, 2008 and signed by our majority shareholder, Penny Green, who holds 79.45% of our issued and outstanding voting shares, in accordance with section 271 of the Delaware Code.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Inventory Purchase and Loan Set Off Agreement with Susanne Milka

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blink Couture Inc.
(Registrant)

/s/ Penny Green
Date: February 26, 2008	Penny Green Director , President, Chief Executive Officer Chief Financial Officer Principal Accounting Officer