Form 10-Q
period 2008-04-30
Blink Couture Inc.
filed 2008-06-09
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended April 30, 2008

Commission File Number: 333-138951

BLINK COUTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State of organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405

  (Address of principal executive offices)

(310) 396-1691

  Registrant’s telephone number, including area code

1199 Marinaside Crescent, Suite 1107
Vancouver, British Columbia, Canada V6Z 2Y2

  Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 24,640,250 shares of common stock outstanding as of June 1, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
Balance Sheets

	April 3, 2008	July 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$2,604
Prepaid expense	-	1,082
Inventory	-	1,462
Total Current Assets	-	5,168

Property and Equipment	-	662

TOTAL ASSETS	$-	$5,830

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$-	$1,717
Accrued Liabilities	-	-
Due to related parties	8,014	8,728
Total Current Liabilites	8,014	10,445

TOTAL LIABILITIES	8,014	10,445

Stockholders' (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 100,000,000 shares authorized; 20,640,250 shares outstanding as of April 30, 2008 and July 31, 2007)	2,064	2,064
Additional paid-in capital	70,462	48,026
Donated capital	1,200	1,200
Deficit accumulated during development stage	(81,740)	(54,705)

Total Stockholders' Deficit	(8,014)	(4,615)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$5,830

See accompanying notes to financials statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended April 30, 2008	Three Mos. Ended April 30, 2007	Nine Mos. Ended April 30, 2008	Nine Mos. Ended April 30, 2007	Oct. 23, 2003 (Inception) through April 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Amortization	587	79	662	79	741
General and administrative	3,281	2,646	7,710	5,056	18,573
Management fees	6,500	600	7,700	1,800	17,500
Marketing	-	1,024	-	12,686	11,192
Professional fees	-	1,589	10,763	14,602	32,967
Rent	-	100	200	300	767

Net Loss	(10,368)	(6,038)	(27,035)	(34,523)	(81,740)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,640,250	20,640,250	20,640,250	20,635,000

see accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007	Oct. 23, 2003 (Inception) through April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(27,035)	$(34,523)	$(81,740)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Amortization	662	-	741
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expense	1,082	-	-
Increase (decrease) in inventory	1,482	(1,482)	-
Increase (decrease) in accounts payable	6,758	2,170	8,475
Increase (decrease) in accrued liabilities	(8,475)	-	(8,475)

Net cash provided by (used in) operating activities	$(25,526)	$(33,835)	$(80,999)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(662)	(741)

Net cash provided by (used in) investing activities	-	(662)	(741)

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in due to related parties	(714)	168	8,014
Common stock issued for cash	-	6,950	49,790
Common stock issued for services	-	-	300
Donated capital	23,636	-	23,636

Net cash provided by (used in) financing activities	22,922	7,118	81,740

Net increase (decrease) in cash	(2,604)	(27,379)	-

Cash at beginning of period	2,604	40,920	-

Cash at end of period	$-	$13,541	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements of Blink Couture, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent Blink Couture, Inc. Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Business description

Blink Couture, Inc. (the “Company”) was originally incorporated as Fashionfreakz International Inc. on October 23, 2003 under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has limited operations and in accordance with SFAS # 7, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a July 31, year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

E. BASIC EARNINGS PER SHARE

In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

F. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $81,740 during the period of October 23, 2003 (inception) to April 30. 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5. RELATED PARTY TRANSACTIONS

At April 30, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $8,014, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On April 30, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $8,014 due and payable on April 20, 2009. The principal balance of the convertible promissory note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and replacement notes in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

Effective as of March 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 67.54% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing February 1, 2008. A prorated amount of $6,500 was paid for the quarter ended April 30, 2008.

 NOTE 6. INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance offsetting all deferred tax assets.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 100,000,000 shares authorized; 20,640,250 shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2007.

Plan of Operation

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. We anticipate no operations unless and until we complete a business combination as described above.

Results of Operations for the Three Months Ended April 30, 2008 Compared To April 30, 2007

During the three months ended April 30, 2008, we had no revenues and had a net loss of $(10,368) compared to a net loss of $(6,038) in the quarter ended April 30, 2007. Expenses in the third quarter of 2008 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the third quarter of 2007 related to professional fees, management fees, filing agent fees and rent.

Results of Operations for the Nine Months Ended April 30, 2008 Compared To April 30, 2007

During the nine months ended April 30, 2008, we had no revenues and had a net loss of $(27,035) compared to a net loss of $(34.523) in the quarter ended April 30, 2007. Expenses during the first nine months of 2008 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the first nine months of 2007 related to professional fees, management fees, filing agent fees and rent.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $81,740. As of April 30, 2008 we had total liabilities of $8,014.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending December 31, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•
failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2007, relative to our ability to continue as a going concern.  We had $8,014 negative working capital as of April 30, 2008; we had an accumulated deficit of $81,740 incurred  through  April 30, 2008 and recorded a loss of $(10,368) for the third quarter of 2008 and a loss of $(42,764) from operations for the fiscal year ended July 31, 2007.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending July 31, 2008 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

We currently have no operating revenues or earnings from operations.

We currently have had no operating revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management does not devote its full time to our business and operations.

Our management only devotes minimal time to our business. Management does not have any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part−time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full−time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as−needed basis.

We may have conflicts of interest with our management team.

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company (“Affiliated Companies”) which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.

•
The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of the Company. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company have a fiduciary responsibility to the Company and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for The Company and its shareholders.

•
The officers and directors of The Company may serve as officers and directors of other Affiliated Companies in the future. The Company's officers and directors are required to devote only so much of their time to The Company's affairs as they deem appropriate, in their sole discretion. As a result, The Company's officers and directors may have conflicts of interest in allocating their management time, services, and functions among The Company and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

•
The Affiliated Companies may compete directly or indirectly with The Company for the acquisition of available, desirable combination candidates. There may be factors unique to The Company or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to the Company’s shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both The Company and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when − or if − an acquisition ever will be completed.

•
Certain conflicts of interest exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management. As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet the Company's selection criteria. It is likely, however, that the combination criteria of the Company and any Affiliated Companies will be substantially identical. Ultimately, the Company's shareholders ultimately must rely on the fiduciary responsibility owed to them by the Company's officers and directors. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the Company. Failure by them to conduct the Company's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to the Company should consult their counsel.

Our Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our proposed operations are purely speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that the Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

We are subject to the penny stock rules.

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

We may have significant difficulty in locating a viable business combination candidate.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current shareholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

Any business combination that we engage in may have tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2008, the Board of Directors of the Company unanimously adopted the following resolutions:

1)   To seek stockholder approval to an amendment to the Company's Articles of Incorporation to increase the Company's authorized capital to 120,000,000 shares comprising 100,000,000 shares of Common Stock par value $.0001 per share and 20,000,000 shares of Preferred Stock par value $0.0001 per share; and

2)   To seek stockholder approval to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock.

Thereafter, on March 10, 2008, pursuant to the By-Laws of the Company and applicable Delaware law, a principal stockholder of the Company holding 13,940,000 shares of Common Stock, representing approximately 67.5% of the total issued and outstanding Common Stock, adopted a resolution to authorize the Board of Directors (1) to amend the Company's Articles of Incorporation to increase the Company's authorized capital to 120,000,000 shares comprising 100,000,000 shares of Common Stock par value $.0001 per share and 20,000,000 shares of Preferred Stock par value $0.0001 per share; and (2) in its sole discretion, to effect a reverse split of the Company's Common Stock based upon a ratio of not less than one-for-10 nor more than one-for-52 1/2 shares at any time prior to March 10, 2009. In addition, notwithstanding approval of this proposal by the stockholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by our stockholders.

Copies of the Company’s Information Statement detailing such actions was mailed to the stockholders of the Company on April 1, 2008 and the action was deemed effective twenty (20) calendar days following such mailing on April 21, 2008.

Other than the foregoing, no matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the third fiscal quarter of 2007, and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

On March 4, 2008, pursuant to the terms of a Stock Purchase Agreement dated February 20, 2008 between Fountainhead Capital Management Limited (“Fountainhead”) and La Pergola Investments Limited (“La Pergola,” collectively, Fountainhead and La Pergola are referred to as “the Purchasers”) and Penny Green, the Purchasers purchased 16,400,000 shares of the Company’s issued and outstanding common stock from Penny Green. The 16,400,000 shares represent 79.5% of the outstanding common stock of the Company. The Purchasers allocated 85% of the shares, or 13,940,000 shares, to Fountainhead and 15% of the shares, or 2,460,000 shares, to La Pergola.

Penny Green resigned as a member of the Company's Board of Directors effective as of March 4, 2008. Penny Green also resigned as the Company's President, Chief Executive Officer, and Chief Financial Officer, effective on said date. At the time of resignation, Ms. Green was not a member of any committee on the board of directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On March 4, 2008, Thomas W. Colligan was appointed as the Company's sole Director. Mr. Colligan was also appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. As of the date of this filing, Mr. Colligan has not been appointed to any committee of the board of directors. Mr. Colligan expects to spend approximately 5 hours per month on the Company’s business and affairs.

Effective as of March 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 67.54% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing February 1, 2008. A pro-rated amount of $6,500 was paid for the quarter ended April 30, 2008. Pursuant to the terms of the Services Agreement, FHM shall provide the following services to the Company:

(a)  FHM will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company’s management, FHM will provide strategic advisory services relative to the achievement of the Company’s business plan;

(c) FHM will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d) FHM will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals.

(e) FHM will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f) FHM will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

(g) At the request of the Company’s management, FHM will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h) At the request of the Company’s management, FHM will assist the Company in satisfying various corporate compliance matters.

A copy of the Fountainhead Capital Management Limited Services Agreement is attached as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Services Agreement between Blink Couture, Inc. and Fountainhead Capital Management Limited dated as of March 5, 2008

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BLINK COUTURE, INC.

Date: June 6, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Services Agreement between Blink Couture, Inc. and Fountainhead Capital Management Limited dated as of March 5, 2008

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.