Form 10-Q
period 2008-10-31
Blink Couture Inc.
filed 2008-12-04
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended October 31, 2008

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

Large Accelerated Filer ྑ	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 24,640,250 shares of common stock outstanding as of November 1, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
Balance Sheets

	October 31, 2008	July 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-
Prepaid expense	-	-
Inventory	-	-
Total Current Assets	-	-

Property and Equipment	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,000	$-
Accrued Interest	460	-
Notes Payable to Shareholders	37,114	22,371
Total Current Liabilities	40,573	22,371

TOTAL LIABILITIES	40,573	22,371

Stockholders' (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 100,000,000 shares authorized; 20,640,250 shares outstanding as of July 31, 2008 and October 31, 2007)	2,064	2,064
Additional paid-in capital	71,662	71,662
Deficit accumulated during development stage	(114,299)	(96,097)

Total Stockholders' Deficit	(40,573)	(22,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financials statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended Oct. 31, 2008	Three Mos. Ended Oct. 31, 2007	Oct. 23, 2003 (Inception) through Oct. 31, 2008

Revenues	$-	$-	$-

Operating Expenses
Amortization	587	37	741
General and administrative	1,039	3,580	23,969
Management fees	10,000	600	37,500
Marketing	-	-	11,192
Professional fees	6,704	10,006	39,671
Rent	-	100	767
Total Operating Expenses	17,743	14,323	113,840

Other Expenses
Interest Expense	460	-	460
Total Other Expenses	460	-	460

Net Loss	(18,202)	(14,323)	(114,299)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,640,250	20,640,250

see accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended Oct. 31, 2008	Three Months Ended Oct. 31, 2007	Oct. 23, 2003 (Inception) through Oct. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(18,202)	$(14,323)	$(114,299)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Amortization	-	37	741
Donated capital	-	600	-
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expense	-	1,082	-
Increase (decrease) in accounts payable	3,000	10,095	3,000
Increase (decrease) in accrued liabilities	460	-	460

Net cash provided by (used in) operating activities	$(14,743)	$(2,509)	$110,099)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(741)

Net cash provided by (used in) investing activities	-	-	(741)

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in Notes Payable to Shareholders	14,743	(61)	37,114
Common stock issued for cash	-	-	49,790
Common stock issued for services	-	-	300
Donated capital	23,636	-	23,636

Net cash provided by (used in) financing activities	14,743	(61)	110,840

Net increase (decrease) in cash	-	(2,570)	-

Cash at beginning of period	-	2,604	-

Cash at end of period	$-	$34	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements of Blink Couture, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the most recent Blink Couture, Inc. Annual Report on Form 10-K for the period ended July 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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
October 31, 2008
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

H. RECENT ACCOUNTING PRONOUNCEMENT

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2007, the Company’s fair values of its financial assets and liabilities, which consist of cash and cash equivalents, accounts payable and notes payable, approximate their carrying amount due to the short period of time to maturity.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $114,299 during the period of October 23, 2003 (inception) to October 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5. RELATED PARTY TRANSACTIONS

At October 31, 2008, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $37,113.94, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On April 30, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $8,014 due and payable on April 30, 2009. On July 31, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $14,357 due and payable on July 31, 2009. On October 31, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $14,742.94 due and payable on October 30, 2009. Through October 31, 2008, the Company has accrued a total of approximately $460 interest on the foregoing notes. The principal balance of the convertible promissory notes and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and replacement notes in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

Effective as of March 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 67.54% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing February 1, 2008. $10,000 was paid for the quarter ended October 31, 2008.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2008:

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation — Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending July 31, 2008.

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

Results of Operations for the Three Months Ended October 31, 2008 Compared To October 31, 2007

During the three months ended October 31, 2008, we had no revenues and had a net loss of $(18,202) compared to a net loss of $(14,323) in the quarter ended October 31, 2007. Expenses in the first quarter of 2009 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the first quarter of 2008 related to professional fees, management fees, filing agent fees and rent.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2009 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $114,299. As of October 31, 2008 we had total liabilities of $40,573.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending July 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2008, relative to our ability to continue as a going concern.  We had $40,573 negative working capital as of October 31, 2008; we had an accumulated deficit of $114,299 incurred  through  October 31, 2008 and recorded a loss of $(18,202) for the first quarter of 2009 and a loss of $(41,392) from operations for the fiscal year ended July 31, 2008.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending July 31, 2009 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BLINK COUTURE, INC.

Date: December 4, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.