Form 10-Q
period 2009-01-31
Blink Couture Inc.
filed 2009-03-09
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended January 31, 2009

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

Common Stock $.0001 par value

There are 24,640,250 shares of common stock outstanding as of February 1, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
Balance Sheets

	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$—	$—
Prepaid expense	—	—
Inventory	—	—
Total Current Assets	—	—

Property and Equipment	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,275	$—
Accrued Liabilities	1,020	—
Notes Payable to Shareholders	51,577	22,371
Total Current Liabilites	53,872	22,371

TOTAL LIABILITIES	53,872	22,371

Stockholders' (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.0001 par value, 100,000,000 shares authorized; 20,640,250 shares outstanding as of January 31, 2009 and July 31, 2008)	2,064	2,064
Additional paid-in capital	71,662	71,662
Deficit accumulated during development stage	(127,598)	(96,097)

Total Stockholders' Deficit	(53,872)	(22,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financials statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended January 31, 2009	Three Mos. Ended January 31, 2008	Six Mos. Ended January 31, 2009	Six Mos. Ended January 31, 2008	Oct. 23, 2003 (Inception) through January 31, 2009

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Amortization	—	38	—	75	741
General and administrative	663	649	1,702	4,429	24,632
Management fees	10,000	600	20,000	1,200	47,500
Marketing	—	—	—	—	11,192
Professional fees	2,075	757	8,779	10,763	41,746
Rent	—	—	—	200	767

Total Operating Expenses	12,738	2,344	30,481	16,667	126,578

Other Expenses
Interest Expense	561	—	1,021	—	1,021
Total Other Expenses	561	—	1,021	—	1,021

Net Loss	(13,299)	(2,344)	(31,502)	(16,667)	(127,599)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,640,250	20,640,250	20,640,250	20,640,000

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	Oct. 23, 2003 (Inception) through January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(31,502)	$(16,667)	$(127,598)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Amortization	—	75	740
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expense	—	1,082	—
Increase (decrease) in inventory	—	—	—
Increase (decrease) in accounts payable	1,275	10,456	(1,725)
Increase (decrease) in accrued liabilities	1,021	—	4,021

Net cash provided by (used in) operating activities	$(29,206)	$(5,054)	$(124,562)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	—	—	(741)

Net cash provided by (used in) investing activities	—	—	(741)

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in Notes Payable to Shareholders	29,206	3,017	51,577
Common stock issued for cash	—	—	49,790
Common stock issued for services	—	—	300
Donated capital	—	1,200	23,636

Net cash provided by (used in) financing activities	29,206	4,217	125,303

Net increase (decrease) in cash	—	(837)	—

Cash at beginning of period	—	2,604	—

Cash at end of period	$—	$1,767	$—

Supplemental cash flow information:

Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009
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
January 31, 2009
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

H. RECENT ACCOUNTING PRONOUNCEMENTS

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
January 31, 2009
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
January 31, 2009
(Unaudited)

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $127,598 during the period of October 23, 2003 (inception) to January 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5.  RELATED PARTY TRANSACTIONS

At January 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $51,5774, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On April 30, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $8,014 due and payable on April 30, 2009. On July 31, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $14,357 due and payable on July 31, 2009.  On October 31, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $14,742.94 due and payable on October 30, 2009.  On January 31, 2009, the Company exchanged the convertible promissory notes dated April 30, 2008, July 31, 2008 and October 31, 2008, together with an additional shareholder payable in the amount of $14,463 for a promissory note in the amount of $51,577 bearing simple interest at a rate of 6% per annum due and payable on January 30, 2010.

Effective as of March 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 67.54% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing February 1, 2008.  $10,000 was paid for the quarter ended January 31, 2009.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

NOTE 7. STOCKHOLDERS' EQUITY

The  stockholders'  equity section of the Company contains the following classes of capital stock as of January 31, 2009:

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

Results of Operations for the Three Months Ended January 31, 2009 Compared To January 31, 2008

During the three months ended January 31, 2009, we had no revenues and had a net loss of $(13,299) compared to a net loss of $(2,344) in the quarter ended January 31, 2008. Expenses in the second quarter of 2009 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the second quarter of 2008 related to professional fees, management fees, filing agent fees and rent.

Results of Operations for the Six Months Ended January 31, 2009 Compared To January 31, 2008

During the six months ended January 31, 2009, we had no revenues and had a net loss of $(31,502) compared to a net loss of $(16,667) in the six months ended January 31, 2008. Expenses in the first six months of 2009 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the first six months of 2008 related to professional fees, management fees, filing agent fees and rent.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2009 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $127,598. As of January 31, 2009 we had total liabilities of $53,872.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2008, relative to our ability to continue as a going concern.  We had $53,872 negative working capital as of January 31, 2009; we had an accumulated deficit of $127,598 incurred  through  January 31, 2009 and recorded a loss of $(13,299) for the second quarter of 2009 and a loss of $(41,392) from operations for the fiscal year ended July 31, 2008.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending July 31, 2009 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Promissory Note with Fountainhead Capital Management Limited dated January 31, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BLINK COUTURE, INC.

Date: March 6, 2009	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Promissory Note with Fountainhead Capital Management Limited dated January 31, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.