Form 10-Q
period 2009-04-30
Blink Couture Inc.
filed 2009-05-29
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended April 30, 2009

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                             Yes ☐              NO ☐

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

Common Stock $.0001 par value

There are 24,640,250 shares of common stock outstanding as of May 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
Balance Sheets

	April 30, 2009	July 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$—	$—
Prepaid expense	—	—
Inventory	—	—
Total Current Assets	—	—

Property and Equipment	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,220	$—
Accrued Liabilities	1,793	—
Notes Payable to Shareholders	64.593	22,371
Total Current Liabilities	67,606	22,371

TOTAL LIABILITIES	67,606	22,371

Stockholders' (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.0001 par value, 100,000,000 shares authorized; 20,640,250 shares outstanding as of April 30, 2009 and July 31, 2008)	2,064	2,064
Additional paid-in capital	71,662	71,662
Deficit accumulated during development stage	(141,332)	(96,097)

Total Stockholders' Deficit	(67,606)	(22,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financials statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended April 30, 2009	Three Mos. Ended April 30, 2008	Nine Mos. Ended April 30, 2009	Nine Mos. Ended April 30, 2008	Oct. 23, 2003 (Inception) through April 30, 2009

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Amortization	—	587	—	662	741
General and administrative	941	3,281	2,643	7,710	25,573
Management fees	10,000	6,500	30,000	7,700	57,500
Marketing	—	—	—	—	11,192
Professional fees	2,020	—	10,799	10,763	43,766
Rent	—	—	—	200	767

Total Operating Expenses	12,961	2,344	43,442	27,035	139,539

Other Expenses
Interest Expense	773	—	1,794	—	1,794
Total Other Expenses	773	—	1,794	—	1,794

Net Loss	(13,734)	(10,368)	(45,236)	(27,035)	(141,333)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,640,250	20,640,250	20,640,250	20,640,000

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Oct. 23, 2003 (Inception) through April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(45,236)	$(27,035)	$(141,332)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Amortization	—	662	740
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expense	—	1,082	—
Increase (decrease) in inventory	—	1,482	—
Increase (decrease) in accounts payable	1,220	6,758	(1,780)
Increase (decrease) in accrued liabilities	1,794	(8,475)	4,794

Net cash provided by (used in) operating activities	$(42,222)	$(25,526)	$(137,578)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	—	—	(741)

Net cash provided by (used in) investing activities	—	—	(741)

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in Notes Payable to Shareholders	42,222	(714)	64,593
Common stock issued for cash	—	—	49,790
Common stock issued for services	—	—	300
Donated capital	—	23,636	23,636

Net cash provided by (used in) financing activities	42,222	22,922	138,319

Net increase (decrease) in cash	—	(2,604)	—

Cash at beginning of period	—	2,604	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:

Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009
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
April 30, 2009
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
April 30, 2009
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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.  Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of  historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors.  This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning August 1, 2009.  The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009
 (Unaudited)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Corporation’s financial statements.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $141,332 during the period of October 23, 2003 (inception) to April 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5.  RELATED PARTY TRANSACTIONS

At April 30, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $64,593, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On April 30, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $8,014 due and payable on April 30, 2009. On July 31, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $14,357 due and payable on July 31, 2009.  On October 31, 2008, a shareholder payable was exchanged for a convertible promissory note with a principal balance of $14,742.94 due and payable on October 30, 2009.  On January 31, 2009, the Company exchanged the convertible promissory notes dated April 30, 2008, July 31, 2008 and October 31, 2008, together with an additional shareholder payable in the amount of $14,463 for a promissory note in the amount of $51,577 bearing simple interest at a rate of 6% per annum due and payable on January 30, 2010 (the “Note”).  On April 30, 2009, the parties amended the Note increasing the principal balance to $64,593 representing amounts advanced to the Company by the payee during the period February 1, 2009 through April 30, 2009.

Effective as of March 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who owns 67.54% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing February 1, 2008.  $10,000 was paid for the quarter ended April 30,, 2009.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009
 (Unaudited)

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

NOTE 7. STOCKHOLDERS' EQUITY

The  stockholders'  equity section of the Company contains the following classes of capital stock as of April 30, 2009:

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

Results of Operations for the Three Months Ended April 30, 2009 Compared To April 30, 2008

During the three months ended April 30, 2009, we had no revenues and had a net loss of $(13,734) compared to a net loss of $(10,368) in the quarter ended April 30, 2008. Expenses in the third quarter of 2009 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the second quarter of 2008 related to professional fees, management fees and filing agent fees.

Results of Operations for the Nine Months Ended April 30, 2009 Compared To April 30, 2008

During the nine months ended April 30, 2009, we had no revenues and had a net loss of $(45,236) compared to a net loss of $(27,035) in the nine months ended April 30, 2008. Expenses in the first nine months of 2009 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the first nine months of 2008 related to professional fees, management fees, filing agent fees and rent.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2009 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $141,332. As of April 30, 2009 we had total liabilities of $67,606.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2008, relative to our ability to continue as a going concern.  We had $67,606 negative working capital as of April 30, 2009; we had an accumulated deficit of $141,332 incurred  through  April 30, 2009 and recorded a loss of $(13,734) for the third quarter of 2009 and a loss of $(41,392) from operations for the fiscal year ended July 31, 2008.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending July 31, 2009 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.	RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

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

BLINK COUTURE, INC.

Date: May 28, 2009	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer