Form 10-K
period 2009-07-31
Blink Couture Inc.
filed 2009-10-22
CIK 1378125

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data  File  required to be submitted and posted pursuant to Rule 405 of Regulation  S-T  during  the preceding 12 months (or  for  such  shorter  period  that  the  registrant  was required to submit and post such files).  ☐ Yes  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

State issuer's revenues for its most recent fiscal year: $0.00

As of September 30, 2009, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the most recent quote on the OTCBB of $.06 per share is $254,415.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,640,250 shares of common stock as of September 30, 2009.

TABLE OF CONTENTS

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

Employees

As of July 31, 2009, the Company had no employees.

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

As shown in the accompanying audited financial statements, as of July 31, 2009 our current liabilities exceed our current assets by $81,491 and our total liabilities exceed our total assets by $81,491.  These factors, among others, indicate that we may be unable to continue existence.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the we be unable to continue in existence.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

As of July 31, 2009, the Company did not own or lease any properties.

ITEM 3.    LEGAL PROCEEDINGS

As of July 31, 2009, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on February 26, 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
February 26, 2007 – April 30, 2007	N/A	N/A
May 1, 2007 – July 31, 2007	$0.75	$0.235
August 1, 2007-October 31, 2007	$0.85	$0.20
November 1, 2007-January 31, 2008	$0.85	$0.85
February 1, 2008-April 30, 2008	$0.85	$0.05
May 1, 2008-July 31, 2008	$0.09	$0.09
August 1, 2008-October 31, 2008	$0.09	$0.09
November 1, 2008-January 31, 2009	$0.09	$0.09
February 1, 2009-April 30, 2009	$0.09	$0.06
May 1, 2009-July 31, 2009	$0.06	$0.06

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At July 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $77,653, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On January 31, 2009, the Company exchanged prior convertible promissory notes dated April 30, 2008, July 31, 2008 and October 31, 2008, together with an additional shareholder payable in the amount of $14,463 for a promissory note in the amount of $51,577 bearing simple interest at a rate of 6% per annum due and payable on January 30, 2010 (the “Note”).  On April 30, 2009, the parties amended the Note increasing the principal balance to $64,593 representing amounts advanced to the Company by the payee during the period February 1, 2009 through April 30, 2009.    On July 31, 2009, the parties further amended the Note increasing the principal balance to $77,653 representing amounts advanced to the Company by the payee during the period May 1, 2009 through July 30, 2009.

Status of Outstanding Common Stock

As of July 31, 2009, we had a total of 20,640,250 shares of our common stock outstanding.  Of these shares, 16,400,000 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 20,640,000 shares of our common stock to approximately 42 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended

	7/31/09	7/31/08	7/31/07	7/31/06
Revenues	$-	$-	$-	$-
Net Income (Loss)	$(59,121)	$(14,357)	$(42,764)	$(6,201)
Net Income (Loss) Per Share, Basic and Diluted	$-	$-	$-	$-
Weighted Average No. Shares, Basic and Diluted	20,640,250	20,640,250	20,640,000	20,415,000
Stockholders’ Equity (Deficit)	$(81,491)	$(22,371)	$(4,610)	$31,199)
Total Assets	$-	$-	$5,830	$40,920
Total Liabilities	$81,491	$22,371	$10,445	$9,721

ITEM7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Liquidity and Capital Resources

As of July 31, 2009, we had no cash,a working capital deficit of $81,491 and an accumulated deficit during the development stage of $155,217 through July 31, 2009.  Our operating activities used $65,282 in cash for the fiscal year period ended July 31, 2009, while our operations used $39,883 cash in the fiscal year ended July 31, 2008.  The increase in uses of operating cash was primarily attributable to the cost of the Services Agreement with Fountainhead Capital Management Limited.  We received $0.00 in revenue during the fiscal year ended July 31, 2009.

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

At July 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $77,653, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On January 31, 2009, the Company exchanged prior convertible promissory notes dated April 30, 2008, July 31, 2008 and October 31, 2008, together with an additional shareholder payable in the amount of $14,463 for a promissory note in the amount of $51,577 bearing simple interest at a rate of 6% per annum due and payable on January 30, 2010 (the “Note”).  On April 30, 2009, the parties amended the Note increasing the principal balance to $64,593 representing amounts advanced to the Company by the payee during the period February 1, 2009 through April 30, 2009.    On July 31, 2009, the parties further amended the Note increasing the principal balance to $77,653 representing amounts advanced to the Company by the payee during the period May 1, 2009 through July 30, 2009.

Twelve Months Ended July 31, 2009 Compared to July 31, 2008

The following table summarizes the results of our operations during the fiscal years ended July 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	7/31/09 (audited)	7/31/08 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating Expenses	56,357	41,392	14,965	36.1%
Net (loss)	(59,121)	(41,392)	17,729	42.8%
Loss per share of common stock	0.00	0.00	0.00	0.0%

We recorded a net loss of $59,121 for the fiscal year ended July 31, 2009 as compared with a net loss of $41,392 for the fiscal year ended July 31, 2008.  The principal change between the years was the Services Agreement with Fountainhead Capital Management Limited.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2009 and 2008 and the reports thereon of Paritz & Co, PA.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blink Couture, Inc.
(A Development Stage Company)
Santa Monica, California

We have audited the accompanying balance sheet of Blink Couture, Inc. (A Development Stage Company) as of July 31, 2009 and the related statements of operations, changes in stockholders‘ deficiency and cash flows for the year ended July 31, 2009 and the period from inception (October 23, 2003) to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2009 financial statement referred to above presents fairly, in all material respects, the financial position of BlinkCouture, Inc. as of July 31, 2009 and the results of its operations and its cash flows for the period from inception (October 23, 2003) to July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses and as of July 31, 2009 its current liabilities and total liabilities exceeded its current assets and total assets by $81,491. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co , P.A
Hackensack, New Jersey
October 19, 2009

Blink Couture, Inc.

(A Development Stage Company)

Balance Sheets

	July 31, 2009 (audited	July 31, 2008 (audited)
ASSETS
Current assets
Cash	$-	$-
Prepaid Expense	-	-
Inventory	-	-

Total Current Assets	-	-

Property and equipment	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,075	$-
Accrued interest	2,763	-
Due to Related Parties	77,653	22,371

Total liabilities	81,491	22,371

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001, 20,000,000 shares authorized, no shares issued and outstanding at July 31, 2009 and July 31, 2008, respectively	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 20,640,250 shares issued and outstanding at July 31, 2009 and July 31, 2008, respectively	2,064	2,064
Additional Paid-in Capital	71,662	71,662
Deficit Accumulated During the Development Stage	(155,218)	(96,097)

Total stockholders’ equity (deficit)	(81,491)	(22,371)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Blink Couture, Inc.

(A Development Stage Company)
Statements of Operations

			Accumulated from October 23, 2003
	Year Ended July 31,		(Date of Inception)
	2009	2008	to July 31, 2009
Revenue	$-	$-	$-

Expenses:
Amortization	-	662	741
General and administrative	3,483	12,067	26,413
Management fees	40,000	17,700	67,500
Marketing	-	-	11,192
Professional fees	12,874	10,763	45,841
Rent	-	200	767

Total operating expenses	56,357	41,392	152,454

Other Expenses
Interest expense	2,764	-	2,764
Total Other Expenses	2,764	-

Net loss	$(59,121)	$(41,392)	$(155,218)

Net loss per common share, basic and diluted	$-	$-	$

Weighted average number of common shares, basic and diluted	20,640,250	20,640,000

The accompanying notes are an integral part of these consolidated financial statements

Blink Couture, Inc.

(A Development Stage Company)
Statements of Cash Flows

			Accumulated from October 23, 2003
	Year Ended July 31,		(Date of Inception)
	2009	2008	to July 31, 2009
Cash flows relating to operating activities
Net loss	$(59,121)	$(41,392)	$(155,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	662	741
Change in operating assets and liabilities:
Prepaid expense	-	1,082	-
Inventory	-	1,482)	-
Accrued interest	2,764	-	5,764
Accounts payable	1,075	(1,717)	(1,925)

Net cash used in operating activities	(55,282)	(39,883)	(150,638)

Cash flows relating to investing activities
Purchase of property and equipment	-	-	—

Net cash used in investing activities	-	-	(741)

Cash flows relating to financing activities
Due to related parties	55,282	13,643	77,653
Shares issued for services	-	-	300
Donated capital	-	23,636	23,636
Proceeds from issuance of common stock	-	-	49,790

Net cash provided by financing activities	55,282	37,279	151,379

Increase (decrease) in cash	-	(2,604)	-
Cash, beginning of period	-	2,604	-

Cash, end of period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

Blink Couture Inc.
(A Development Stage Company)

Statement of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the
	Common		Paid-in	Development
	Stock	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock
for services at $0.0001 per share	2,400,000	240	–	–	240
July 25, 2004 – issue of common stock for
services at $0.0001 per share	18,000,000	1,800	–	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	20,400,000	2,040	-	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	20,400,000	2,040	-	(5,740)	(3,700)
June 23, 2006 – issue of common stock for
cash at $0.20 per share	134,000	13	26,787	–	26,800
July 26, 2006 – issue of common stock for
cash at $0.20 per share	71,000	7	14,193		14,200
July 26, 2006 – issue of common stock for
services at $0.20 per share	500	1	99	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	20,605,500	2,061	41,079	(11,941)	31,199
August 23, 2006 – issue of common stock
for cash at $0.20 per share	31,250	3	6,247	–	6,250
August 23, 2006 – issue of common stock
for services at $0.20 per share	1,000	–	200	–	200
September 01, 2006 – issue of common
stock for cash at $0.20 per share	2,000	–	400	–	400
September 01, 2006 – issue of common
stock for services at $0.20 per share	500	–	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	20,640,250	2,064	48,026	(54,705)	(4,615)
Donated capital	—	—	23,636	—	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	20,640,250	2,064	71,662	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	20,640,250	2,064	71,662	(155,218)	(81,492)

The accompanying notes are an integral part of these consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

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
July 31, 2009

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

H. RECENT ACCOUNTING PROUNCEMENTS

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

H. RECENT ACCOUNTING PROUNCEMENTS (CON’T)

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

The Company has adopted SFAS 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

H. RECENT ACCOUNTING PROUNCEMENTS (CON’T)

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

During the years ended July 31, 2009 and 2008, there were no stock options granted or outstanding.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $155,218 during the period of October 23, 2003 (inception) to July 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5. RELATED PARTY TRANSACTIONS

At July 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $77,653, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On January 31, 2009, the Company exchanged prior convertible promissory notes dated April 30, 2008, July 31, 2008 and October 31, 2008, together with an additional shareholder payable in the amount of $14,463 for a promissory note in the amount of $51,577 bearing simple interest at a rate of 6% per annum due and payable on January 30, 2010 (the “Note”).  On April 30, 2009, the parties amended the Note increasing the principal balance to $64,593 representing amounts advanced to the Company by the payee during the period February 1, 2009 through April 30, 2009.    On July 31, 2009, the parties further amended the Note increasing the principal balance to $77,653 representing amounts advanced to the Company by the payee during the period May 1, 2009 through July 31, 2009.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

NOTE 5. RELATED PARTY TRANSACTIONS (CON’T)

Effective as of March 5, 2008, the Company entered into a Services Agreement with  FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing February 1, 2008. A prorated amount of $6,500 was paid for the quarter ended April 30, 2008. During the fiscal year ended July 31, 2009, the Company paid a total of $40,000 in fees to FHM

 NOTE 6. INCOME TAXES

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

As of July 31, 2009, net operating loss carryforwards of approximately $155,000 are available to offset future taxable income, if any, and expire as follows:

YEAR	AMOUNT

2025 and prior	$3,000
2026	$15,000
2027	15,000

This results in a net deferred tax asset, assuming an effective tax rate of 34% or approximately $52,700 at July 31, 2009. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2009:

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of July 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of July 31, 2009 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ Thomas W. Colligan
Thomas W. Colligan
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended July 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None

PART III.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

Thomas W. Colligan	37	CEO, CFO President,Treasurer and Secretary since 2007

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended July 31, 2009, all reports required to be filed were filed on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of July 31, 2009 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	16,400,000	79.46%
Portman House Hue Street St Helier Jersey JE4 5RP

Thomas Colligan	0	0.00%
5528 Westcott Circle Frederick, Maryland

Officers and directors as a group (one person)	0	0.00%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of July 31, 2009.  All percentages for common stock are calculated based upon a total of 20,640,250 shares outstanding as of July 31, 2009, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of July 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Rransactions

At July 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $77,653, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On January 31, 2009, the Company exchanged prior convertible promissory notes dated April 30, 2008, July 31, 2008 and October 31, 2008, together with an additional shareholder payable in the amount of $14,463 for a promissory note in the amount of $51,577 bearing simple interest at a rate of 6% per annum due and payable on January 30, 2010 (the “Note”).  On April 30, 2009, the parties amended the Note increasing the principal balance to $64,593 representing amounts advanced to the Company by the payee during the period February 1, 2009 through April 30, 2009.    On July 31, 2009, the parties further amended the Note increasing the principal balance to $77,653 representing amounts advanced to the Company by the payee during the period May 1, 2009 through July 30, 2009.

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

Director Independence

As of July 31, 2009, Thomas W. Colligan was the sole director of the Company.  Mr. Colligan is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 13.  EXHIBITS

Exhibit
Number	Description

23.1.	Consent of Paritz & Co., P.A. regarding audited financial statements for the periods ending July 31, 2009 and July 31, 2008 (filed herewith).

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2009 have not been billed as of October 21, 2009 but we estimate that they will be approximately $2,500.00. The aggregate fees billed by Paritz & Co. PA, for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2008 were $2,500.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

During our fiscal year ended July 31, 2009, the Company paid no fees related to tax compliance. During our fiscal year ended July 31, 2008, Manning Elliott LLP billed fees for services which were related to tax compliance, tax advice, or tax planning in the amount of $2,152.50.  No fees were paid for tax preparation services.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended July 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.
Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co, P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of July 31, 2009 and 2008

•	Statements of Operations for the years ended July 31, 2009 and 2008 and the period from October 23, 2003 (inception) to July 31, 2009

•	Statements of Changes in Stockholders’ Equity for the the period from October 23, 2003 (inception) to July 31, 2009

•	Statements of Cash Flows for the years ended July 31, 2009 and 2008 and the period from October 23, 2003 (inception) to July 31, 2009

•	Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.        Identification of Exhibit

23.1.                   Consent of Paritz & Co., P.A. regarding audited financial statements for the period ending July 31, 2009 (filed herewith).

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
October 22 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Thomas W. Colligan

Thomas W. Colligan
Sole Director

Date
October 22, 2009