Form 10-Q
period 2009-10-31
Blink Couture Inc.
filed 2009-11-30
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended October 31, 2009

Commission File Number: 333-138951

BLINK COUTURE, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State of organization)	(I.R.S. Employer Identification No.)

  122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405
________________________________________
(Address of principal executive offices)

(310) 396-1691
_______________________________________________
Registrant’s telephone number, including area code

______________________________________________
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

Common Stock $.0001 par value

There are 469,338 shares of common stock outstanding as of November 27, 2009.

TABLE OF CONTENTS
_________________

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
Balance Sheets

	October 31, 2009	July 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$--	$--
Prepaid expense	--	--
Inventory	--	--
Total Current Assets	--	--

Property and Equipment	--	--

TOTAL ASSETS	$--	$--

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,273	$1,075
Accrued Interest	3,937	2,763
Notes Payable to Shareholders	90,453	77,653
Total Current Liabilities	98,663	81,491

TOTAL LIABILITIES	98,663	81,491

Stockholders' (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	--	--
Common stock, ($.0001 par value, 100,000,000 shares authorized; 469,338 shares outstanding as of October 31, 2009 and July 31, 2009)	2,064	2,064
Additional paid-in capital	71,662	71,662
Deficit accumulated during development stage	(172,389)	(155,218)

Total Stockholders' Deficit	(98,663)	(81,491)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$--	$--

See accompanying notes to financials statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended October 31, 2009	Three Mos. Ended October 31, 2008	Oct. 23, 2003 (Inception) through October 31, 2009
Revenues	$--	$--	$--

Operating Expenses
Amortization	--	587	741
General and administrative	1,098	1,039	27,511
Management fees	10,000	10,000	77,500
Marketing	--	--	11,192
Professional fees	4,900	6,704	50,740
Rent	--	--	767

Total Operating Expenses	15,998	17,743	168,451

Other Expenses
Interest Expense	1,174	460	3,938
Total Other Expenses	1,174	460	3,938

Net Loss	(17,172)	(18,202)	(172,389)

Basic earnings (loss) per share—Basic and Diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	469,338	469,338

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Oct. 23, 2003 (Inception) through October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(17,172)	$(18,202)	$(172,389)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Amortization	--	--	741
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expense	--	1,082	--
Increase (decrease) in inventory	--	1,482	--
Increase (decrease) in accounts payable	3,198	3,000	4,273
Increase (decrease) in accrued interest	1,174	460	3,937

Net cash provided by (used in) operating activities	$(12,800)	$(14,743)	$(163,438)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	--	--	(741)

Net cash provided by (used in) investing activities	--	--	(741)

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in Notes Payable to Shareholders	12,800	(14,743)	90,453
Common stock issued for cash	--	--	49,790
Common stock issued for services	--	--	300
Donated capital	--	23,636	23,636

Net cash provided by (used in) financing activities	12,800	14,743	164,179

Net increase (decrease) in cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental cash flow information:

Cash paid during period for interest	$--	$--
Cash paid during period for income taxes	$--	$--

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

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
October 31, 2009

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

H. RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 6, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended October 6, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through November 12, 2009, the issuance date of the Company’s financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $172,390 during the period of October 23, 2003 (inception) to October 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5. RELATED PARTY TRANSACTIONS

At October 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $90,453, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On January 31, 2009, the Company exchanged prior convertible promissory notes dated April 30, 2008, July 31, 2008 and October 31, 2008, together with an additional shareholder payable in the amount of $14,463 for a promissory note in the amount of $51,577 bearing simple interest at a rate of 6% per annum due and payable on January 30, 2010 (the “Note”).  On April 30, 2009, the parties amended the Note increasing the principal balance to $64,593 representing amounts advanced to the Company by the payee during the period February 1, 2009 through April 30, 2009.    On July 31, 2009, the parties further amended the Note increasing the principal balance to $77,653 representing amounts advanced to the Company by the payee during the period May 1, 2009 through July 31, 2009. On October 31, 2009, the parties further amended the Note increasing the principal balance to $90.453 representing amounts advanced to the Company by the payee during the period August 1, 2009 through October 31, 2009.

Effective as of March 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”). The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing February 1, 2008. A prorated amount of $6,500 was paid for the quarter ended April 30, 2008. During the fiscal quarter ended October 31, 2009, the Company paid a total of $10,000 in fees to FHM.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

 NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $172,389. The expected income tax benefit for the net operating loss carryforwards is approximately $48,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 34% or approximately $48,000 at October 31, 2009. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2009:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 100,000,000 shares authorized; 393,148 shares issued and outstanding.

NOTE 8. REVERSE SPLIT

On November 23, 2009, the Company completed a one for fifty-two and one-half shares reverse split. All per share data in this report reflect the impact of this reverse split.

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

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending July 31, 2009.

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

Results of Operations for the Three Months Ended October 31, 2009 Compared To October 31, 2008

During the three months ended October 31, 2009, we had no revenues and had a net loss of $(17,172) compared to a net loss of $(18,202) in the quarter ended October 31, 2008. Expenses in the first quarter of 2010 related to transfer agent fees, professional fees, management fees and filing agent fees and expenses in the first quarter of 2009 related to professional fees, management fees and filing agent fees.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2010 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $1172,389. As of October 31, 2009 we had total liabilities of $98,663.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending July 31, 2010. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2009, relative to our ability to continue as a going concern.  We had $98,663 negative working capital as of October 31, 2009; we had an accumulated deficit of $172,389 incurred through October 31, 2009 and recorded a loss of $(17,172) for the first quarter of 2010.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending July 31, 2010 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

On November 23, 2009, the Company effected a one for fifty-two and one-half share reverse split which reduced the number of issued and outstanding common shares of the Company from 20,640,250 to 393,148.  The total authorized shares of the Company were unaffected by this reverse split.  All data in this report have been adjusted to reflect the impact of this reverse split.

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

BLINK COUTURE, INC.

Date: November 30, 2009	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer