Form 10-Q
period 2010-01-31
Blink Couture Inc.
filed 2010-03-17
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138951

BLINK COUTURE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State of organization)	(I.R.S. Employer Identification No.)

  c/o Regent Private Capital, LLC
152 West 57th Street, 9th Floor
New York, New York 10019
(Address of principal executive offices)

(212) 792-5300
(Registrant’s telephone number, including area code

Not Applicable
(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act of 1934 during  the preceding 12  months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at March 15, 2010.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLINK COUTURE, INC.
BALANCE SHEETS

	January 31,	July 31,
(in US$)	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expense	–	–
Inventory	–	–
Total Current Assets	–	–

Property and Equipment (net)	–	–

TOTAL ASSETS	$-	$-

Current Liabilities
Accounts Payable	$2,039	$1,075
Accrued Interest	5,305	2,763
Notes Due to Related Parties	123,946	77,653
Total Current Liabilities	131,290	81,491

Total Liabilities	131,290	81,491

Stockholders Equity
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of January 31, 2010 and July 31, 2009)	2,064	2,064
Additional Paid-in Capital	71,662	71,662
Retained Deficit	(205,016)	(155,217)
Total Stockholders Equity	(131,290)	(81,491)
Total Liabilities & Stockholders Equity	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		October 23, 2003 thru
	January 31,	January 31,	January 31,	January 31,	January 31, 2010
(in US$)	2010	2009	2010	2009	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Amortization	–	–	–	–	741
General and Administrative	539	663	1,637	1,702	28,050
Management Fees	10,000	10,000	20,000	20,000	87,500
Marketing	–	–	–	–	11,192
Professional Fees	20,720	2,075	25,620	8,779	71,461
Rent	–	–	–	–	767
Total Operating Expenses	31,259	12,738	47,257	30,481	199,711

Other Expenses
Interest Expense	1,368	561	2,542	1,020	5,305

Total Expenses	32,627	13,299	49,799	31,501	205,016

Net Income	$(32,627)	$(13,299)	$(49,799)	$(31,501)	$(205,016)

Basic Earnings/Loss per share	$(0.08)	$(0.03)	$(0.13)	$(0.08)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended		October 23, 2003 thru
	January 31,	January 31,	January 31,	January 31,	January 31, 2010
(in US$)	2010	2009	2010	2009	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities
Net Profit (Loss)	(32,627)	(13,299)	(49,799)	(31,501)	(205,016)
Amortization	–	–	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–	–	–
Change in Inventory	–	–	–	–	–
Change in Accounts Payable	(2,234)	(1,725)	964	1,275	2,039
Change in Accrued Liabilities	–	–	–	–	–
Change in Accrued Interest	1,368	561	2,542	1,020	5,305
Net Cash from Operating Activities	(33,493)	(14,463)	(46,293)	(29,206)	(196,931)

Investing Activities
Purchase of Property & Equipment	–	–	–	–	(741)
Net Cash from Investing Activities	–	–	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	33,493	14,463	46,293	29,206	123,946
Common Stock Issued for Services	–	–	–	–	300
Donated Capital	–	–	–	–	23,636
Proceeds from Common Stock	–	–	–	–	49,790
Net Cash from Financing Activities	33,493	14,463	46,293	29,206	197,672

Net (decrease) increase in Cash	–	–	–	–	–

Cash Beginning of Period	–	–	–	–	–

Cash End of Period	$-	$-	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010

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

E. BASIC EARNINGS PER SHARE

In February, 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010

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

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through March 9, 2010, the issuance date of the Company’s financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $205,106 during the period of October 23, 2003 (inception) to January 31, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5. RELATED PARTY TRANSACTIONS

On December 29, 2009, pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”) between Fountainhead Capital Management Limited (“Fountainhead”) and Regent Private Capital, LLC (“Regent”), Fountainhead sold an aggregate of 312,383 shares (the “Fountainhead Shares”) of common stock, par value $0.0001 of the Registrant (the “Common Stock”) to Regent in consideration for (i) Regent’s payment of $200,000 and (ii) Regent’s assignment to Fountainhead of all of Regent’s right, title and interest in a certain third party promissory note in the principal amount of $150,000.  The Fountainhead Shares represent approximately 79.45% of the issued and outstanding shares of Common Stock of the Registrant. Additionally, and also included in the consideration paid by Regent, Fountainhead assigned to Regent all of Fountainhead’s right, title and interest in a certain promissory note of the Registrant having an outstanding principal balance of $90,453, along with accrued interest in the amount of $3,937.

On January 1, 2010, Regent amended and extended the promissory note in the amount of $90,453 bearing simple interest at 6% per annum to be due and payable on January 30, 2011 (the “Note”). Effective as of January 31, 2010, the parties further amended the Note increasing the principal balance to $123,946 representing amounts advanced to the Company during the period from November 1, 2009 through January 31, 2010. At January 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $123,946, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing January 1, 2010. During the fiscal quarter ended January 31, 2010, the Company paid a total of $10,000 in fees to Regent.

 BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $205,016. The expected income tax benefit for the net operating loss carryforwards is approximately $57,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $57,000 at January 31, 2010. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2010:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 100,000,000 shares authorized; 393,169 shares issued and outstanding.

NOTE 8. REVERSE SPLIT

On November 23, 2009, the Company completed a one for fifty-two and one-half shares reverse split. All per share data in this report reflect the impact of this reverse split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information (within the meaning of the Private Securities Litigation Reform Act of 1995) relating to Blink Couture, Inc. (“we,” “us,” “our” or the “Company”) that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission (“SEC”) regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of the Business

The Company was incorporated in the State of Delaware on October 23, 2003, under the name Fashionfreakz International Inc. On December 2, 2005, the Company changed its name to Blink Couture, Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations.

We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our stockholders.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to January 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended January 31, 2010 Compared to Three Months ended January 31, 2010.

For the three months ended January 31, 2010, the Company had a net loss of $32,627 compared to a net loss of $13,299 for the three months ended January 31, 2009. This increase in net loss of $19,328 (145%) between the comparable periods was primarily attributable to an increase in legal fees and other professional fees and expenses from $2,075 for the three months ended January 2009 to $20,720 for the three months ended January 31, 2010. The increase in legal fees and other professional fees and expenses for the three months ended January 31, 2010, was incurred in connection with certain transactions resulting in a change of control of the Company effective as of December 29, 2009.

Six Months ended January 31, 2010 Compared to Six Months ended January 31, 2010.

For the six months ended January 31, 2010, the Company had a net loss of $49,799 compared to a net loss of $31,501 for the six months ended January 31, 2009. This increase in net loss of $18,298 (58%) between the comparable periods was primarily attributable to an increase in legal fees and other professional fees and expenses from $8,779 for the six months ended January 2009 to $25,620 for the six months ended January 31, 2010. The increase in legal fees and other professional fees and expenses for the six months ended January 31, 2010, was incurred in connection with certain transactions resulting in a change of control of the Company effective as of December 29, 2009.

Liquidity and Capital Resources

We had no cash on hand at January 31, 2010 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $205,016. As of January 31, 2010 we had total liabilities of $131,290.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2010. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will lend funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or stockholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or stockholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either lend funds to us or buy our securities. There is no assurance whatsoever that we will be able to raise necessary funds, when needed, from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•
failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation of our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

It is our intention to seek reimbursement from potential acquisition candidates for professional fees and travel, lodging and other due diligence expenses incurred by our management, in connection with our investigation, negotiation and consummation of a business combination with such acquisition candidates. There is no assurance that any potential candidate will agree to reimburse us for such costs.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2009, relative to our ability to continue as a going concern. We had a  working capital deficit of $131,290 at January 31, 2010; we had an accumulated deficit of $205,016 incurred through January 31, 2010; and recorded a losses of $32,627 for the three months ended January 31, 2010 and $49,799 for the six months ended January 31, 2010, respectively. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2010 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.   RISK FACTORS

As a “smaller  reporting  company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K, there were no unregistered sales of our equity securities during the period covered by this quarterly report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   RESERVED

ITEM 5.   OTHER INFORMATION

Amendment to Loan Agreement and Promissory Note

On March 15, 2010, we executed a Fourth Amendment and Restatement of Loan Agreement and Promissory Note (the “Amendment and Note Restatement”) with Regent Private Capital, LLC, the Registrant’s principal stockholder (“Regent”). The Amendment and Note Restatement amended and restated that certain Loan Agreement and Promissory Note with Fountainhead Capital Management Limited (“Fountainhead”), dated as of January 31, 2009 (the “Original Note”), included as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (filed with the Securities and Exchange Commission (“SEC”) on March 9, 2009), along with three subsequent amendments to the Original Note. All right, title and interest to the Original Note and such amendments were assigned to Regent, pursuant to the Assignment of Promissory Note of Blink Couture, Inc., dated as of December 29, 2009, included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (filed with the SEC on January 4, 2010). The Amendment and Note Restatement, among other things, extends the maturity date of the Original Note through and until January 31, 2011, and provides for an increase in the outstanding principal, as a result of advances made to the Registrant, in the aggregate amount of $33,493, to pay operating expenses from November 1, 2009, through and until January 31, 2010, increasing the outstanding principal amount to $123,946.

The foregoing description of the Amendment and Note Restatement is only a summary and is qualified in its entirety by reference to the Fourth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Services Agreement

The Registrant entered into a Services Agreement with Regent, effective as of January 1, 2010, pursuant to which Regent has agreed to provide the Registrant with certain corporate and management advisory services.  The Registrant has agreed to pay Regent a quarterly fee of $10,000, in cash or in kind, on the first day of each calendar quarter in consideration for Regent’s services.  To date, the Registrant has paid Regent $10,000 under the terms of the Services Agreement.

The foregoing description of the Services Agreement is only a summary and is qualified in its entirety by reference to the Services Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.9	Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of March 15, 2010.

10.10	Services Agreement between Blink Couture, Inc. and Regent Private Capital, LLC, dated as of January 1, 2010.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: March 16, 2010	By:	/s/ Lawrence D. Field
Lawrence D. Field
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)