Form 10-Q
period 2010-04-30
Blink Couture Inc.
filed 2010-06-14
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

(212) 792-5300
(Registrant’s telephone number, including area code)

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at June 11, 2010.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLINK COUTURE, INC.
BALANCE SHEETS

	April 30,	July 31,
(in US$)	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expense	–	–
Inventory	–	–
Total Current Assets	–	–

Property and Equipment (net)	–	–

TOTAL ASSETS	$-	$-

Current Liabilities
Accounts Payable	$1,500	$1,075
Accrued Interest	7,181	2,763
Notes Due to Related Parties	141,125	77,653
Total Current Liabilities	149,806	81,491

Total Liabilities	149,806	81,491

Stockholders Equity
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of April 30, 2010 and July 31, 2009)	2,064	2,064
Additional Paid-in Capital	71,662	71,662
Retained Deficit	(223,532)	(155,217)
Total Stockholders Equity	(149,806)	(81,491)
Total Liabilities & Stockholders Equity	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		October 23, 2003 thru
	April 30,	April 30,	April 30,	April 30,	April 30, 2010
(in US$)	2010	2009	2010	2009	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Amortization	–	–	–	–	741
General and Administrative	1,390	941	3,027	2,643	29,440
Management Fees	10,000	10,000	30,000	30,000	97,500
Marketing	–	–	–	–	11,192
Professional Fees	5,250	2,020	30,870	10,799	76,711
Rent	–	–	–	–	767
Total Operating Expenses	16,640	12,961	63,897	43,442	216,351

Other Expenses
Interest Expense	1,876	773	4,418	1,793	7,181

Total Expenses	18,516	13,734	68,315	45,235	223,532

Net Income	$(18,516)	$(13,734)	$(68,315)	$(45,235)	$(223,532)

Basic Earnings/Loss per share	$(0.05)	$(0.03)	$(0.17)	$(0.12)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended		October 23, 2003 thru
	April 30,	April 30,	April 30,	April 30,	April 30, 2010
(in US$)	2010	2009	2010	2009	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities
Net Profit (Loss)	(18,516)	(13,734)	(68,315)	(45,235)	(223,532)
Amortization	–	–	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–	–	–
Change in Inventory	–	–	–	–	–
Change in Accounts Payable	(539)	(55)	425	1,220	1,500
Change in Accrued Liabilities	–	–	–	–	–
Change in Accrued Interest	1,876	773	4,418	1,793	7,181
Net Cash from Operating Activities	(17,179)	(13,016)	(63,472)	(42,222)	(214,110)

Investing Activities
Purchase of Property & Equipment	–	–	–	–	(741)
Net Cash from Investing Activities	–	–	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	17,179	13,016	63,472	42,222	141,125
Common Stock Issued for Services	–	–	–	–	300
Donated Capital	–	–	–	–	23,636
Proceeds from Common Stock	–	–	–	–	49,790
Net Cash from Financing Activities	17,179	13,016	63,472	42,222	214,851

Net (decrease) increase in Cash	–	–	–	–	–

Cash Beginning of Period	–	–	–	–	–

Cash End of Period	$-	$-	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a July 31 year-end.

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
April 30, 2010

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

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through June 11, 2010, the issuance date of the Company’s financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $223,532 during the period from October 23, 2003 (inception) to April 30, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 1, 2010, Regent amended and extended the promissory note in the amount of $90,453 bearing simple interest at 6% per annum to be due and payable on January 30, 2011 (the “Note”). On January 31, 2010, the parties further amended the Note increasing the principal balance to $123,946 representing amounts advanced to the Company by the payee during the period November 1, 2009 through January 31, 2010. At January 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $123,946, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal quarter ended April 30, 2010, the Company paid a total of $10,000 in fees to Regent.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010

Effective as of April 30, 2010, the parties further amended the Note increasing the principal balance to $141,125 representing amounts advanced to the Company by the payee during the period February 1, 2010 through April 30, 2010. At April 30, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $141,125, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $223,532. The expected income tax benefit for the net operating loss carryforwards is approximately $61,695. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $61,695 at April 30, 2010. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2010:

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to April 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended April 30, 2010 Compared to Three Months ended April 30, 2009.

For the three months ended April 30, 2010, the Company had a net loss of $18,516 compared to a net loss of $13,734 for the three months ended April 30, 2009. This increase in net loss of $4,782 (approximately 35%) between the comparable periods was primarily attributable to an increase in legal fees and other professional fees and expenses from $12,961 for the three months ended April 30, 2009 to $16,640 for the three months ended April 30, 2010. The increase in legal fees and other professional fees and expenses for the three months ended April 30, 2010, was incurred in connection with a change of professional service providers, which was initiated as a result of the change of control of the Company effective as of December 29, 2009.

Nine Months ended April 30, 2010 Compared to Nine Months ended April 30, 2009.

For the nine months ended April 30, 2010, the Company had a net loss of $68,315 compared to a net loss of $45,235 for the nine months ended April 30, 2009. This increase in net loss of $23,080 (approximately 51%) between the comparable periods was primarily attributable to an increase in legal fees and other professional fees and expenses from $43,442 for the nine months ended April 30, 2009 to $63,897 for the nine months ended April 30, 2010. The increase in legal fees and other professional fees and expenses for the nine months ended April 30, 2010, was incurred in connection with certain transactions resulting in a change of control of the Company effective as of December 29, 2009, and the resulting change of professional service providers.

Liquidity and Capital Resources

We had no cash on hand at April 30, 2010 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $223,532. As of April 30, 2010 we had total liabilities of $149,806.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2009, relative to our ability to continue as a going concern. We had a working capital deficit of $149,806 at April 30, 2010; we had an accumulated deficit of $223,532 incurred through April 30, 2010; and recorded losses of $18,516 for the three months ended April 30, 2010 and $68,315 for the nine months ended April 30, 2010, respectively. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2010 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of our equity securities during the period covered by this quarterly report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   RESERVED

ITEM 5.   OTHER INFORMATION

Supplement to Fourth Amendment and Restatement of Loan Agreement and Promissory Note

Effective as of April 30, 2010, we executed a Supplement (the “Supplement”) to the Fourth Amendment and Restatement of Loan Agreement and Promissory Note (the “Fourth Loan Restatement”) with Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”). The Fourth Loan Restatement was filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (filed with the Securities and Exchange Commission on March 17, 2010). The Supplement supplements and amends the Fourth Loan Restatement, by including, in the aggregate principal amount outstanding thereunder, additional advances made by Regent to the Company to pay operating expenses from February 1, 2010, through and until April 30, 2010, increasing the outstanding principal amount by $17,179 to $141,125. All other terms of the Fourth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Supplement is only a summary and is qualified in its entirety by reference to the Supplement to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.11	Supplement to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 2010.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: June 11, 2010	By:	/s/ Lawrence D. Field
Lawrence D. Field
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)