Form 10-K
period 2010-07-31
Blink Couture Inc.
filed 2010-10-29
CIK 1378125

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2010

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

Issuer's telephone number, including area code: (212) 792-5300

Not Applicable

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐ No     ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☒ Yes  ☐ No

The aggregate market value of the voting and non-voting  common stock held by non-affiliates of the registrant as of January 29, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,816.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding on October 25, 2010 was 393,169 shares.

TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Blink Couture, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Certain  Information

All references in this Report to the number of shares of our Common Stock, issued and outstanding, and all share prices reflect a 1-for-52-1/2 reverse stock split of our shares of Common Stock which was effective on November 23, 2009.

PART I

ITEM 1.	BUSINESS.

Background

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

We will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the limited experience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. Our decision-making will be particularly dependent upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce our likelihood of identifying and consummating a successful business combination.

Any business opportunity that is acquired by the Company is expected to have a desire to become a public company and establish a public trading market for its securities. As such, in connection with such business combination, it is likely control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains.

We fully anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company. However, at the present, we contemplate that our majority shareholder, Regent Private Capital, LLC (“Regent”), or certain of its affiliates may introduce a business combination target to us. Lawrence Field, our sole officer and director is also a managing director of Regent.

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

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

The Company’s focus is on small and medium-sized enterprises which have a desire to become public companies and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on a senior stock exchange such as the Nasdaq Market or the NYSE Amex (See “Investigation and Selection of Business Opportunities”). The Company anticipates that potential acquisition candidates may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

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

The Company does not currently intend to enter into a merger or acquisition transaction with any business with which any of the Company’s officers, directors or principal shareholders are affiliated. Notwithstanding the foregoing, should the Company determine, in the future, that a transaction with an affiliated company would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into such a transaction if:

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

 Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders’ analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a potential acquisition candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it is possible that the Company could incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company’s limited financial resources. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The Company may consummate transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because state law so requires.

The analysis of new business opportunities will be undertaken by or under the supervision of our management and the Company’s principal shareholders. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

 As of the date of the period covered by this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

As part of the Company’s investigation, the Company’s principal shareholders may meet personally with management and key personnel of a potential acquisition candidate, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.

Form of Acquisition

It is not possible to predict the manner in which the Company may participate in a business opportunity with any degree of certainty. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

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

 As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a potential acquisition candidate prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition, but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

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

Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2.    PROPERTIES.

The Company neither rents nor owns any properties. The Company uses the office space and equipment of Regent rent free. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.    LEGAL PROCEEDINGS.

The Company was not a party to any pending legal proceedings.

ITEM 4.    REMOVED AND RESERVED.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). As of October 20, 2010, there were 393,169 shares of Common Stock issued and outstanding which were held by 22 holders of record.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Options and Warrants

None of the shares of our Common Stock are subject to outstanding options or warrants.

Dividend Policy

        The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Market for Our Shares of Common Stock

Our Common Stock is quoted on the OTC Bulletin Board, under the trading symbol “BLKU.OB”. The market for our Common Stock is highly volatile. We cannot assure you that there will be a market in the future for our Common Stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our shares of Common Stock on the OTC Bulletin Board for each quarter during our fiscal years ended July 31, 2009 and 2010. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2008 – October 31, 2008	$4.73	$4.73
November 1, 2008 – January 31, 2009	$4.73	$4.73
February 1, 2009 – April 30, 2009	$4.73	$3.15
May 1, 2009 – July 31, 2009	$3.15	$3.15
August 1, 2009 – October 31, 2009	$3.15	$3.15
November 1, 2009 – January 31, 2010	$3.15	$0.53
February 1, 2010 – April 30, 2010	$0.53	$0.53
May 1, 2010 – July 31, 2010	$0.53	$0.53

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the notes thereto.

Overview

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to July 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Year ended July 31, 2010 Compared to Year ended July 31, 2009

For the year ended July 31, 2010, the Company had a net loss of $88,960 compared to a net loss of $59,121 for the year ended July 31, 2009. This increase in net loss of $29,839 (approximately 50%) between the comparable periods was primarily attributable to an increase in legal fees and other professional fees and expenses from $56,357 for the year ended July 31, 2009 to $82,424 for the year ended July 31, 2010. The increase in legal fees and other professional fees and expenses for the year ended July 31, 2010, was incurred in connection with a change of professional service providers, which was initiated as a result of the change of control of the Company effective as of December 29, 2009.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

We had no cash on hand at July 31, 2010 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $244,178. As of July 31, 2010 we had total liabilities of $170,452.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2011. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2010, relative to our ability to continue as a going concern. We had a working capital deficit of $170,452 at July 31, 2010; we had an accumulated deficit of $244,178 incurred through July 31, 2010; and recorded losses of $88,960 for the year ended July 31, 2010. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2011 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2010 and 2009 and the reports thereon of Paritz & Co, PA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blink Couture, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Blink Couture, Inc. (A Development Stage Company) as of July 31, 2010 and the related statements of operations, change in stockholders’ deficiency and cash flows for the year ended July 31, 2010 and the period from inception (October 23, 2003) to July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2010 financial statement referred to above presents fairly, in all material respects, the financial position of Blink Couture, Inc. as of July 31, 2010 and the results of its operations and its cash flows for the period from inception (October 23, 2003) to July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring net losses and as of July 31, 2010 it current liabilities and total liabilities exceeded its current assets and total assets by $170,452.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.
Hackensack, New Jersey
October 28, 2010

BLINK COUTURE, INC.
BALANCE SHEETS

	July 31,	July 31,
(in US$)	2010	2009
	(Audited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expense	–	–
Inventory	–	–
Total Current Assets	–	–

Property and Equipment (net)	–	–

TOTAL ASSETS	$-	$-

Current Liabilities
Accounts Payable	$4,650	$1,075
Accrued Interest	9,300	2,764
Notes Due to Related Parties	156,502	77,653
Total Current Liabilities	170,452	81,492

Total Liabilities	170,452	81,492

Stockholders Equity
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of July 31, 2010 and July 31, 2009)	2,064	2,064
Additional Paid-in Capital	71,662	71,662
Retained Deficit	(244,178)	(155,218)
Total Stockholders Equity	(170,452)	(81,492)
Total Liabilities & Stockholders Equity	$-	$-

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

			October 23, 2003 thru
	Year Ended July 31,		July 31, 2010
(in US$)	2010	2009	Since Inception

Revenues	$-	$-	$-

Operating Expenses
Amortization	–	–	741
General and Administrative	3,904	3,483	30,317
Management Fees	40,000	40,000	107,500
Marketing	–	–	11,192
Professional Fees	38,520	12,874	84,361
Rent	–	–	767
Total Operating Expenses	82,424	56,357	234,878

Other Expenses
Interest Expense	6,536	2,764	9,300

Total Expenses	88,960	59,121	244,178

Net Income	$(88,960)	$(59,121)	$(244,178)

Basic Earnings/Loss per share	$(0.23)	$(0.15)
Weighted Average Shares	393,169	393,169

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

			October 23, 2003 thru
	Year Ended July 31,		July 31, 2010
(in US$)	2010	2009	Since Inception

Operating Activities
Net Profit (Loss)	(88,960)	(59,121)	(244,178)
Amortization	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–
Change in Inventory	–	–	–
Change in Accounts Payable	3,575	1,075	4,650
Change in Accrued Liabilities	–	–	–
Change in Accrued Interest	6,536	2,764	9,300
Net Cash from Operating Activities	(78,849)	(55,282)	(229,487)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash from Investing Activities	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	78,849	55,282	156,502
Common Stock Issued for Services	–	–	300
Donated Capital	–	–	23,636
Proceeds from Common Stock	–	–	49,790
Net Cash from Financing Activities	78,849	55,282	230,228

Net (decrease) increase in Cash	–	–	–

Cash Beginning of Period	–	–	–

Cash End of Period	$-	$-	$-

BLINK COUTURE, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,553	0	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	0	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	0	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	0	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	0	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

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

E. BASIC EARNINGS PER SHARE

In February, 1997, authoritative guidance was issued, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  This guidance requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

F. INCOME TAXES

Income taxes are provided in accordance with the authoritative guidance. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended October 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the financial statements for the year ended July 31, 2010, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature.

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through October 22, 2010, the issuance date of the Company’s financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $244,178 during the period from October 23, 2003 (inception) to July 31, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal year ended July 31, 2010, the Company paid a total of $40,000 in fees to Regent.

 BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010

On April 30, 2010, the parties further amended the Note increasing the principal balance to $141,125 representing amounts advanced to the Company by the payee during the period February 1, 2010 through April 30, 2010. At April 30, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $141,125, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On July 31, 2010, the parties further amended the Note increasing the principal balance to $156,502 representing amounts advanced to the Company by the payee during the period May 1, 2010 through July 31, 2010. At July 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $156,502, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $244,178. The expected income tax benefit for the net operating loss carryforwards is approximately $67,394. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $67,394 at July 31, 2010. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of July 31, 2010:

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

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of July 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended July 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Position

Lawrence D. Field	50	President, Chief Executive Officer, Chief Financial Officer and Secretary

Lawrence D. Field.  Mr. Field was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director of the Company on December 29, 2009. Since January 1989, Mr. Field has worked for Regent Private Capital, LLC, a Tulsa, Oklahoma based private investment company, as a Partner between January 1989 and June 2004 and as Managing Director since June 2004. Mr. Field also serves on the board of directors of WellQuest Medical & Wellness Corporation, 3Dicon Corporation and Aria International Holdings, Inc. Mr. Field received his Bachelor of Science degree from the University of Texas at Austin in 1982.

Significant Employees

As of the date hereof, the Company has no significant employees.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2010.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to.  Lawrence D. Field is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.  Currently, since Mr. Field serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Mr. Field, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2010 and July 31, 2009.

Name and Position	Year	Cash Compensation	Other Compensation

Lawrence D. Field, President, Chief Executive	2010	None	None
Officer, Chief Financial Officer and Secretary*

*Mr. Field was appointed as the Company’s sole executive officer on December 29, 2009.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of October 20, 2010 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and Address	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares
Regent Private Capital LLC	312,383	79.45%
5727 South Lewis Avenue Tulsa, OK 74105

Lawrence D. Field*	312,383	79.45%
5727 South Lewis Avenue Tulsa, OK 74105

Officers and directors as a group (one person)*	312,383	79.45%

* Mr. Field is a managing director of Regent Private Capital LLC and is deemed to be the beneficial owner of the shares of Common Stock owned by Regent Private Capital LLC, as a result of his having voting power and dispositive power over such shares of Common Stock.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 29, 2009, pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”) between Fountainhead Capital Management Limited (“Fountainhead”) and Regent Private Capital, LLC (“Regent”), Fountainhead sold an aggregate of 312,383 shares (the “Fountainhead Shares”) of common stock, par value $0.0001 of the Company (the “Common Stock”) to Regent in consideration for (i) Regent’s payment of $200,000 and (ii) Regent’s assignment to Fountainhead of all of Regent’s right, title and interest in a certain third party promissory note in the principal amount of $150,000.  The Fountainhead Shares represent approximately 79.45% of the issued and outstanding shares of Common Stock of the Company. Additionally, and also included in the consideration paid by Regent, Fountainhead assigned to Regent all of Fountainhead’s right, title and interest in a certain promissory note of the Company having an outstanding principal balance of $90,453, along with accrued interest in the amount of $3,937.

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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent. The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal year ended July 31, 2010, the Company paid a total of $40,000 in fees to Regent.

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
On July 31, 2010, the parties further amended the Note increasing the principal balance to $156,502 representing amounts advanced to the Company by the payee during the period May 1, 2010 through July 31, 2010. At July 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $156,502, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

Lawrence D. Field, our sole officer and director, is a managing director of Regent Private Capital LLC, which beneficially owns approximately 79.45% of our issued and outstanding shares of Common Stock.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Lawrence D. Field, our director, would not be considered independent as he also serves as an executive officer of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, Paritz & Co, P.A., as of October 28, 2010, for professional services rendered in connection with the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, during our fiscal year ended July 31, 2010, and for services normally provided in connection with statutory and regulatory filings made during such fiscal year were $2,625, all of which have been paid.  We estimate additional audit fees in an amount of approximately $3,500, in connection with the completion of the audit of our financial statements for the fiscal year ended July 31, 2010, for which we have not yet been billed.  The aggregate fees billed by our auditors, Paritz & Co, P.A., for professional services rendered in connection with the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, during our fiscal year ended July 31, 2009, and for services normally provided in connection with statutory and regulatory filings made during such fiscal year were $4,465, all of which have been paid.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During our fiscal year ended July 31, 2010, the Company paid no fees related to tax compliance. During our fiscal year ended July 31, 2009, the Company paid no fees related to tax compliance.  No fees were paid for tax preparation services.

 All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Audit Committee’s Pre-Approval Process

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended July 31, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co, P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of July 31, 2010 and 2009

•	Statements of Operations for the years ended July 31, 2010 and 2009 and the period from October 23, 2003 (inception) to July 31, 2010

•	Statements of Changes in Stockholders’ Equity for the period from October 23, 2003 (inception) to July 31, 2010

•	Statements of Cash Flows for the years ended July 31, 2010 and 2009 and the period from October 23, 2003 (inception) to July 31, 2010

•	Notes to Financial Statements

2.  Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  Exhibits

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation of Fashionfreakz International Inc., filed with the Secretary of State of Delaware on October 23, 2003[1]

3.2	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on December 2, 2005 [1]

3.3	Bylaws of Fashionfreakz International Inc [1]

3.4	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on June 13, 2008*

3.5	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on November 2, 2009*

4	Instrument Defining the Right of Holders – Form of Share Certificate[1]

10.1	Lease Agreement[1]

10.2	Web Development Agreement with Gravit-e Technologies, Inc. [1]

10.3	Management Agreement with Susanne Milka[1]

10.4	Distribution Agreement with Sweet Dream Tees Inc. [1]

10.5	Web Design Agreement with Sandra Wong[1]

10 (Filed as Exhibit 10.1)	Distribution Agreement with Sofia Bozikis dba Sofia Bozikis Handbags[2]

10 (Filed as Exhibit 10.1)	Inventory Purchase and Loan Set Off Agreement with Susan Milka[3]

10 (Filed as Exhibit 10.1)	Stock Purchase Agreement dated as of February 20, 2008[4]

10 (Filed as Exhibit 10.1)	Service Agreement between Blink Couture, Inc. and Fountainhead Capital Management Limited dated as of March 5, 2008[5]

10 (Filed as Exhibit 10.1)	Promissory Note with Fountainhead Capital Management Limited dated January 31, 2009[6]

10.6	Stock Purchase Agreement, dated December 29, 2009, between Fountainhead Capital Management Limited and Regent Private Capital, LLC[7]

10.7	Assignment of Promissory Note of Blink Couture, Inc. dated December 29, 2009[7]

10.8	Assignment of Promissory Note of Altitude Group, LLC dated December 29, 2009[7]

10.9	Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dates as of March 15, 2010[8]

10.10	Services Agreement between Blink Couture, Inc. and Regent Private Capital, LLC, dated as of January 1, 2010[8]

10.11	Supplement to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 2010[9]

10.12	Supplement No. 2 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 2010*

14.1	Corporate Code of Ethics and Conduct*

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended July 31, 2010*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

* Filed herewith

1 Filed as an exhibit to the Company's Form SB-2/A (File No. 333-138951) filed with the Securities and Exchange Commission on November 27, 2006 and incorporated herein by this reference.

2 Filed as an exhibit to the Company's Form 10-QSB (File No. 333-138951) filed with the Securities and Exchange Commission on December 17, 2007 and incorporated herein by this reference.

3 Filed as an exhibit to the Company's Form 10-QSB (File No. 333-138951) filed with the Securities and Exchange Commission on February 27, 2008 and incorporated herein by this reference.

4 Filed as an exhibit to the Company's Form 8-K (File No. 333-138951) filed with the Securities and Exchange Commission on March 6, 2008 and incorporated herein by this reference.

5 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on June 9, 2008 and incorporated herein by this reference.

6 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on March 9, 2009 and incorporated herein by this reference.

7 Filed as an exhibit to the Company's Form 8-K (File No. 333-138951) filed with the Securities and Exchange Commission on January 4, 2010 and incorporated herein by this reference.

8 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on March 17, 2010 and incorporated herein by this reference.

9 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on June 14, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK COUTURE, INC.

Dated: October 28, 2010	By:	/s/ Lawrence D. Field
Lawrence D. Field, Chief Executive Officer
and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

	Title	Date

/s/ Lawrence D. Field	President, Chief Executive Officer,	October 28, 2010
Lawrence D. Field	Chief Financial Officer,
Secretary and Director