Form 10-Q
period 2010-10-31
Blink Couture Inc.
filed 2010-12-14
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at December 13, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLINK COUTURE, INC.
BALANCE SHEETS

	October 31,	July 31,
(in US$)	2010	2010
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expense	–	–
Inventory	–	–
Total Current Assets	–	–

Property and Equipment (net)	–	–

TOTAL ASSETS	$-	$-

Current Liabilities
Accounts Payable	$5,000	$4,650
Accrued Interest	11,652	9,300
Notes Due to Related Parties	173,301	156,502
Total Current Liabilities	189,953	170,452

Total Liabilities	189,953	170,452

Stockholders Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of October 31, 2010 and July 31, 2010)	2,064	2,064
Additional Paid-in Capital	71,662	71,662
Retained Deficit	(263,679)	(244,178)
Total Stockholders Deficiency	(189,953)	(170,452)
Total Liabilities & Stockholders Deficiency	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		October 23, 2003 thru
	October 31,	October 31,	October 31, 2010
(in US$)	2010	2009	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating Expenses
Amortization	–	–	741
General and Administrative	1,149	1,098	31,466
Management Fees	10,000	10,000	117,500
Marketing	–	–	11,192
Professional Fees	6,000	4,900	90,361
Rent	–	–	767
Total Operating Expenses	17,149	15,998	252,027

Other Expenses
Interest Expense	2,352	1,174	11,652

Total Expenses	19,501	17,172	263,679

Net Loss	$(19,501)	$(17,172)	$(263,679)

Basic Loss per share	$(0.05)	$(0.04)
Weighted Average Shares	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended		October 23, 2003 thru
	October 31,	October 31,	October 31, 2010
(in US$)	2010	2009	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities
Net Loss	(19,501)	(17,172)	(263,679)
Amortization	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–
Change in Inventory	–	–	–
Change in Accounts Payable	350	3,198	5,000
Change in Accrued Liabilities	–	–	–
Change in Accrued Interest	2,352	1,174	11,652
Net Cash from Operating Activities	(16,799)	(12,800)	(246,286)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash from Investing Activities	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	16,799	12,800	173,301
Common Stock Issued for Services	–	–	300
Donated Capital	–	–	23,636
Proceeds from Common Stock	–	–	49,790
Net Cash from Financing Activities	16,799	12,800	247,027

Net (decrease) increase in Cash	–	–	–

Cash Beginning of Period	–	–	–

Cash End of Period	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

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
October 31, 2010

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

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through December 13, 2010, the issuance date of the Company’s financial statements.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $263,679 during the period of October 23, 2003 (inception) to October 31, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal quarter ended October 31, 2010, the Company paid a total of $10,000 in fees to Regent.

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

On October 31, 2010, the parties further amended the Note increasing the principal balance to $173,301 representing amounts advanced to the Company by the payee during the period August 1, 2010 through October 31, 2010. At October 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $173,301, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $264,000. The expected income tax benefit for the net operating loss carryforwards is approximately $73,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $73,000 at October 31, 2010. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2010:

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to October 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended October 31, 2010 Compared to Three Months ended October 31, 2009.

For the three months ended October 31, 2010, the Company had a net loss of $19,501compared to a net loss of $17,172 for the three months ended October 31, 2009. This increase in net loss of $2,329 (approximately 13.6%) between the comparable periods was primarily attributable to an increase in legal fees and other professional fees and expenses from $4,900 for the three months ended October 31, 2009 to $6,000 for the three months ended October 31, 2010 and an increase in interest expense from $1,174 for the three months ended October 31, 2009 to $2,352 for the same quarter in 2010.  The increase in legal fees and other professional fees and expenses for the three months ended October 31, 2010, was incurred in connection with a change of professional service providers, which was initiated as a result of the change of control of the Company effective as of December 29, 2009.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company.

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

Liquidity and Capital Resources

We had no cash on hand at October 31, 2010 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $263,679. As of October 31, 2010 we had total liabilities of $189,953.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2010, relative to our ability to continue as a going concern. We had a working capital deficit of $189,953 at October 31, 2010; we had an accumulated deficit of $263,679 incurred through October 31, 2010; and recorded losses of $19,501 for the three months ended October 31, 2010. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2011 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4.   CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

Supplement No. 3 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note

Effective as of October 31, 2010, we executed Supplement No. 3 (the “Third Supplement”) to the Fourth Amendment and Restatement of Loan Agreement and Promissory Note (the “Fourth Loan Restatement”) with Regent. The Fourth Loan Restatement was filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010, and supplemented by Supplement to Fourth Amendment and Restatement of Loan Agreement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 14, 2010, and further supplemented by Supplement No. 2 to Fourth Amendment and Restatement of Loan Agreement, filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 29, 2010. The Third Supplement further supplements and amends the Fourth Loan Restatement, by including, in the aggregate principal amount outstanding thereunder, additional advances made by Regent to the Company to pay operating expenses from August 1, 2010, through and until October 31, 2010, increasing the outstanding principal amount by $16,799 to $173,301. All other terms of the Fourth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Third Supplement is only a summary and is qualified in its entirety by reference to Supplement No. 3 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.13	Supplement No. 3 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 2010.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: December 14, 2010	By:	/s/ Lawrence D. Field
Lawrence D. Field
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)