Form 10-Q
period 2011-01-31
Blink Couture Inc.
filed 2011-03-16
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138951

BLINK COUTURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State of organization)	(I.R.S. Employer Identification No.)

c/o Regent Private Capital, LLC
5727 South Lewis Avenue
Tulsa, Oklahoma 74105
(Address of principal executive offices)

(918) 392-3200
(Registrant’s telephone number, including area code)

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at March 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLINK COUTURE, INC.
BALANCE SHEETS

	January 31,	July 31,
(in US$)	2011	2010
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expense	–	–
Inventory	–	–
Total Current Assets	–	–

Property and Equipment (net)	–	–

TOTAL ASSETS	$-	$-

Current Liabilities
Accounts Payable	$1,500	$4,650
Accrued Interest	14,257	9,300
Notes Due to Related Parties	193,212	156,502
Total Current Liabilities	208,969	170,452

Total Liabilities	208,969	170,452

Stockholders Equity
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of January 31, 2011 and July 31, 2010)	2,064	2,064
Additional Paid-in Capital	71,662	71,662
Retained Deficit	(282,695)	(244,178)
Total Stockholders Equity	(208,969)	(170,452)
Total Liabilities & Stockholders Equity	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		October 23, 2003 thru
	January 31,	January 31,	January 31,	January 31,	January 31, 2011
(in US$)	2011	2010	2011	2010	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Amortization	–	–	–	–	741
General and Administrative	726	539	1,875	1,637	32,192
Management Fees	10,000	10,000	20,000	20,000	127,500
Marketing	–	–	–	–	11,192
Professional Fees	5,685	20,720	11,685	25,620	96,046
Rent	–	–	–	–	767
Total Operating Expenses	16,411	31,259	33,560	47,257	268,438

Other Expenses
Interest Expense	2,605	1,368	4,957	2,542	14,257

Total Expenses	19,016	32,627	38,517	49,799	282,695

Net Income	$(19,016)	$(32,627)	$(38,517)	$(49,799)	$(282,695)

Basic Earnings/Loss per share	$(0.05)	$(0.08)	$(0.10)	$(0.13)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended		October 23, 2003 thru
	January 31,	January 31,	January 31,	January 31,	January 31, 2011
(in US$)	2011	2010	2011	2010	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities
Net Profit (Loss)	(19,016)	(32,627)	(38,517)	(49,799)	(282,695)
Amortization	–	–	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–	–	–
Change in Inventory	–	–	–	–	–
Change in Accounts Payable	(3,500)	(2,234)	(3,150)	964	1,500
Change in Accrued Liabilities	–	–	–	–	–
Change in Accrued Interest	2,605	1,368	4,957	2,542	14,257
Net Cash from Operating Activities	(19,911)	(33,493)	(36,710)	(46,293)	(266,197)

Investing Activities
Purchase of Property & Equipment	–	–	–	–	(741)
Net Cash from Investing Activities	–	–	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	19,911	33,493	36,710	46,293	193,212
Common Stock Issued for Services	–	–	–	–	300
Donated Capital	–	–	–	–	23,636
Proceeds from Common Stock	–	–	–	–	49,790
Net Cash from Financing Activities	19,911	33,493	36,710	46,293	266,938

Net (decrease) increase in Cash	–	–	–	–	–

Cash Beginning of Period	–	–	–	–	–

Cash End of Period	$-	$-	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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
January 31, 2011

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

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through March 11, 2011, the issuance date of the Company’s financial statements.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $282,695 during the period of October 23, 2003 (inception) to January 31, 2011 and its current liabilities and total liabilities exceed its current assets and total assets by $208,969. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal quarter ended January 31, 2011, the Company paid a total of $20,000 in fees to Regent.

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

On February 23, 2011, the parties further amended and extended the promissory note (i) increasing the principal balance amount to $193,212, representing amounts advanced to the Company by the payee during the period November 1, 2010 through January 31, 2011 and (ii) extending the maturity date of the promissory note through and until January 31, 2012.  At January 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $193,212, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $283,000. The expected income tax benefit for the net operating loss carryforwards is approximately $79,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $79,000 at January 31, 2011. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2011:

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to January 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended January 31, 2011 Compared to Three Months ended January 31, 2010.

For the three months ended January 31, 2011, the Company had a net loss of $19,016 compared to a net loss of $32,627 for the three months ended January 31, 2010. This decrease in net loss of $13,611 (approximately 41%) between the comparable periods was primarily attributable to a decrease in legal fees and other professional fees and expenses from $20,720 for the three months ended January 31, 2010 to $5,568 for the three months ended January 31, 2011, which was partially offset by an increase in interest expense from $1,368 for the three months ended January 31, 2010 to $2,605 for the same quarter in 2011.  The decrease in legal fees and other professional fees and expenses for the three months ended January 31, 2011, was a result of the legal fees paid by the Company, during the three-month period ended January 31, 2010, in connection with the transactions related to the change of control of the Company effective as of December 29, 2009.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company.

Six Months ended January 31, 2011 Compared to Six Months ended January 31, 2010.

For the six months ended January 31, 2011, the Company had a net loss of $38,517 compared to a net loss of $49,799 for the six months ended January 31, 2010. This decrease in net loss of $11,282 (approximately 23%) between the comparable periods was primarily attributable to a decrease in legal fees and other professional fees and expenses from $25,620 for the six months ended January 31, 2010 to $11,685 for the six months ended January 31, 2011, which was partially offset by an increase in interest expense from $2,542 for the six months ended January 31, 2010 to $4,957 for the same period in 2011.  The decrease in legal fees and other professional fees and expenses for the six months ended January 31, 2011, was a result of the legal fees paid by the Company, during the six-month period ended January 31, 2010, in connection with the transactions related to the change of control of the Company effective as of December 29, 2009.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company.

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

Liquidity and Capital Resources

We had no cash on hand at January 31, 2011 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $282,695. As of January 31, 2011 we had total liabilities of $208,969.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2010, relative to our ability to continue as a going concern. We had a working capital deficit of $208,969 at January 31, 2011; we had an accumulated deficit of $282,695 incurred through January 31, 2011; and recorded losses of $19,016 for the three months ended January 31, 2011 and $38,517 for the six months ended January 31, 2011. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2011 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

Fifth Amendment and Restatement of Loan Agreement and Promissory Note

On February 23, 2011, we executed a Fifth Amendment and Restatement of Loan Agreement and Promissory Note (the “Fifth Amendment and Note Restatement”) with Regent. The Fifth Amendment and Note Restatement amended and restated the Fourth Amendment and Restatement of Loan Agreement and Promissory Note (the “Fourth Amendment and Note Restatement”), which was filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010, and supplemented by (i) Supplement to Fourth Amendment and Restatement of Loan Agreement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 14, 2010, (ii) Supplement No. 2 to Fourth Amendment and Restatement of Loan Agreement, filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 29, 2010, and (iii) Supplement No. 3 to the Fourth Amendment and Restatement of Loan Agreement, filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2010.  The Fifth Amendment and Note Restatement, among other things, extends the maturity date set forth in the Fourth Amendment and Note Restatement from January 31, 2011, through and until January 31, 2012, and increases the aggregate principal amount outstanding thereunder, as supplemented, to include additional advances made by Regent to the Company to pay operating expenses from November 1, 2010, through and until January 31, 2011, by $19,911 to $193,212.   All other terms of the Fourth Amendment and Note Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Fifth Amendment and Note Restatement is only a summary and is qualified in its entirety by reference to the Fifth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.14	Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated February 23, 2011.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: March 15, 2011	By:	/s/ Lawrence D. Field
Lawrence D. Field
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)