Form 10-Q
period 2011-04-30
Blink Couture Inc.
filed 2011-06-20
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at June 17, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLINK COUTURE, INC.
BALANCE SHEETS

	April 30,	July 31,
(in US$)	2011	2010
	(Unaudited)	(Audited)
Current Assets
Cash		$-
Prepaid Expense		–
Inventory		–
Total Current Assets		–

Property and Equipment (net)		–

TOTAL ASSETS	$-	$-

Current Liabilities
Accounts Payable	$1,500	$4,650
Accrued Interest	$16,862	9,300
Notes Due to Related Parties	211,033	156,502
Total Current Liabilities	$229,395	170,452

Total Liabilities	$229,395	170,452

Stockholders Equity
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of January 31, 2011 and July 31, 2010)	2,064	2,064
Additional Paid-in Capital	$71,662	71,662
Retained Deficit	$(303,121)	(244,178)
Total Stockholders Equity	$(229,395)	(170,452)
Total Liabilities & Stockholders Equity	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		October 23, 2003 thru
	April 30,	April 30,	April 30	April 30	April 30, 2011
(in US$)	2011	2010	2011	2010	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-		$-	$-

Operating Expenses
Amortization	$-		–	–	$-
General and Administrative	$886	1390	886	3,027	$886.00
Management Fees	$10,000	10000	10,000	30,000	$10,000.00
Marketing	$-		–	–	$-
Professional Fees	$6,935	5250	6,935	30,870	$6,935.00
Rent	$-		–	–	$-
Total Operating Expenses	$17,821	16640	17,821	63,897	$17,821.00
			–		$-
Other Expenses			–		$-
Interest Expense	$2,605	1876	2,605	4,418	$2,605.00
			–		$-
Total Expenses	$20,426	18516	20,426	68,315	$20,426.00
			–		$-
Net Income	$(20,426)	$(18,516)	(20,426)	$(68,315)	$(20,426.00)

Basic Earnings/Loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.17)
Weighted Average Shares	393,169	393169	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended		October 23, 2003 thru
	April 30,	April 30	April 30,	April 30	April 30, 2011
(in US$)	2011	2010	2011	2010	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities
Net Profit (Loss)	$(20,426)	$(18,516)	$(20,426)	(18,516)	$(20,426)
Amortization					$-
Change in Operating Assets and Liabilities:					$-
Change in Prepaid expense					$-
Change in Inventory					$-
Change in Accounts Payable	$-	$(539)	$(3,150)	$(539)	$1,500
Change in Accrued Liabilities				–
Change in Accrued Interest	2605	$1,876	$2,605	$1,876	$2,605
Net Cash from Operating Activities	$(17,821)	$(17,179)	$(20,971)	$(17,179)	$(16,321)

Investing Activities
Purchase of Property & Equipment					$-
Net Cash from Investing Activities					$-
					$-
Financing Activities					$-
Changes in Notes Due to Related Parties	$17,821	$17,179	$54,531	$17,179	$211,033
Common Stock Issued for Services				–	$-
Donated Capital				–	$-
Proceeds from Common Stock	$-			–	$-
Net Cash from Financing Activities	$17,821	$17,179	$54,531	$17,179	$211,033

Net (decrease) increase in Cash	$-				$194,712

Cash Beginning of Period

Cash End of Period	$-	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	BASIS OF ACCOUNTING AND PRESENTATION

The accompanying balance sheet and statement of equity as of April 30, 2011 and the related statements of operations and cash flows for the nine months ended April 30, 2011 and 2010 are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the nine months ended April 30, 2011 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2010.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

E. BASIC EARNINGS PER SHARE

Pursuant to the authoritative guidance, basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through June 20, 2011, the issuance date of the Company’s financial statements.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $303,121 during the period of October 23, 2003 (inception) to April 30, 2011 and its current liabilities and total liabilities exceed its current assets and total assets by $229,395. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal quarter ended April 30, 2011, the Company paid a total of $10,000 in fees to Regent.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

NOTE 5. RELATED PARTY TRANSACTIONS (Cont’d)

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

On February 23, 2011, the parties further amended and extended the promissory note (i) increasing the principal balance amount to $193,212, representing amounts advanced to the Company by the payee during the period November 1, 2010 through April 30, 2011 and (ii) extending the maturity date of the promissory note through and until January 31, 2012.  At April 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $193,212, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On April 30, 2011, the parties further amended the Note increasing the principal balance to $211,023 representing amounts advanced to the Company by the payee during the period February 1, 2011 through April 30, 2011. At April 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $211,023, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $303,000. The expected income tax benefit for the net operating loss carryforwards is approximately $85,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $85,000 at April 30, 2011.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2011:

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to April 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended April 30, 2011 Compared to Three Months ended April 30, 2010.

For the three months ended April 30, 2011, the Company had a net loss of $20,426 compared to a net loss of $18,516 for the three months ended April 30, 2010. This increase in net loss of $1,910 (approximately 10.3%) between the comparable periods was primarily attributable to (i) an increase in legal fees and other professional fees and expenses from $5,250 for the three months ended April 30, 2010 to $6,935 for the three months ended April 30, 2011($1,685) and (ii) an increase in interest expense from $1,876 for the three months ended April 30, 2010 to $2,605 for the same quarter in 2011 ($729), which was partially offset by a reduction in general and administrative expenses from $1,390 for the three months ended April 30, 2010 to $886 for the three months ended April 30, 2011 ($504).  The increase in legal fees and other professional fees and expenses for the three months ended April 30, 2011, was a result of the timing of the Company’s payment of accounting fees, during the comparable periods.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company.  The reduction in general and administrative expenses between the two periods was attributable to a reduction in the amount of fees paid by the Company with respect to its SEC filings.

Nine Months ended April 30, 2011 Compared to Nine Months ended April 30, 2010.

For the nine months ended April 30, 2011, the Company had a net loss of $58,943 compared to a net loss of $68,315 for the nine months ended April 30, 2010. This reduction in net loss of $9,372 (approximately 13.7%) between the comparable periods was primarily attributable to (i) a reduction in legal fees and other professional fees from $30,870 for the nine months ended April 30, 2010 to $18,620 for the nine months ended April 30, 2011 ($12,250) and (ii) a reduction in general and administrative expenses from $3,027 for the nine months ended April 30, 2010 to $2,761 for the three months ended April 30, 2011 ($266), which was partially offset by an increase in interest expense from $4,418 for the nine months ended April 30, 2010 to $7,562 for the nine months ended April 30, 2011 ($3,144).   The reduction in legal fees and professional fees between the two periods is attributable to the additional legal fees incurred by the Company, during the nine months ended April 30, 2010, as a result of transactions relating to the change of control of the Company effective as of December 29, 2009.  The reduction in general and administrative expenses between the two periods was attributable to a reduction in the amount of fees paid by the Company with respect to its SEC filings.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent, since December 29, 2009, to pay all expenses incurred by the Company.

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

Liquidity and Capital Resources

We had no cash on hand at April 30, 2011 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $303,121. As of April 30, 2011 we had total liabilities of $229,395.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2010, relative to our ability to continue as a going concern. We had a working capital deficit of $229,395 at April 30, 2011; we had an accumulated deficit of $303,121 incurred through April 30, 2011; and recorded losses of $20,426 for the three months ended April 30, 2011 and $58,493 for the nine months ended April 30, 2011. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2011 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

Supplement No. 1 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note

Effective as of April 30, 2011, we executed Supplement No. 1 (the “First Supplement”) to the Fifth Amendment and Restatement of Loan Agreement and Promissory Note (the “Fifth Loan Restatement”) with Regent. The Fifth Loan Restatement was filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.  The First Supplement supplements and amends the Fifth Loan Restatement, by including, in the aggregate principal amount outstanding thereunder, additional advances made by Regent to the Company to pay operating expenses from February 1, 2011, through and until April 30, 2011, increasing the outstanding principal amount by $17,821 to $211,083. All other terms of the Fifth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the First Supplement is only a summary and is qualified in its entirety by reference to Supplement No. 1 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.15	Supplement No. 1 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 2011.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: June 20, 2011	By:	/s/ Lawrence D. Field
Lawrence D. Field
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)