Form 10-K
period 2011-07-31
Blink Couture Inc.
filed 2011-10-28
CIK 1378125

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2011

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

Issuer's telephone number, including area code: (918) 392-3200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes ☐  No

The aggregate market value of the voting and non-voting  common stock held by non-affiliates of the registrant as of January 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $161,572.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding on October 26, 2011 was 393,169 shares.

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

We will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct a reasonable due diligence review of potential targets given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the limited experience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. Our decision-making will be particularly dependent upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

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

Any business opportunity that is acquired by the Company is expected to have a desire to become a public company and establish a public trading market for its securities. As such, in connection with such business combination, it is likely that control of the Company would be transferred from the current principal shareholders of the Company to the acquiring entity or its affiliates. If such a change of control is affected through the purchase of stock from current shareholders, the transaction is very likely to result in substantial gains.

We anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company. However, at the present, we contemplate that our majority shareholder, Regent Private Capital, LLC (“Regent”), or certain of its affiliates may introduce a business combination target to us. Lawrence Field, our sole officer and director is also a managing director of Regent.

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

 As of the date of the period covered by this report, the Company has not entered into any definitive agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

ITEM 4.    REMOVED AND RESERVED.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). As of October 21, 2011, there were 393,169 shares of Common Stock issued and outstanding which were held by 22 holders of record.

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

Market for Our Shares of Common Stock

Our Common Stock is quoted on the OTCQB, under the trading symbol “BLKU”. The market for our Common Stock is highly volatile. We cannot assure you that there will be a market in the future for our Common Stock. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our shares of Common Stock on the OTC Bulletin Board and the OTCQB Tier of the OTC Markets, where our shares of Common Stock began being quoted in August 2010, for each quarter during our fiscal years ended July 31, 2010 and 2011. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2009 – October 31, 2009	$3.15	$3.15
November 1, 2009 – January 31, 2010	$3.15	$0.53
February 1, 2010 – April 30, 2010	$0.53	$0.53
May 1, 2010 – July 31, 2010	$0.53	$0.53
August 1, 2010 – October 31, 2010	$0.03	$0.03
November 1, 2010 – January 31, 2011	$0.03	$0.03
February 1, 2011 – April 30, 2011	$0.03	$2.00
May 1, 2011 – July 31, 2011	$2.00	$2.00

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2011.

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to July 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Year ended July 31, 2011 Compared to Year ended July 31, 2010

For the year ended July 31, 2011, the Company had a net loss of $80,249 compared to a net loss of $88,960 for the year ended July 31, 2010. This reduction in net loss of $8,711 (approximately 9.8%) between the comparable periods was primarily attributable to a reduction in legal fees and other professional fees and expenses from $82,424 for the year ended July 31, 2010 to $69,236 for the year ended July 31, 2011. The reduction in legal fees and other professional fees and expenses of $13,188, is attributable to the additional legal fees that were incurred during fiscal year 2010, in connection with the transaction resulting in the change of control of the Company, effective as of December 29, 2009.  The reduction in net loss, between the two periods, was partially offset by an increase in interest expense from $6,536 for the year ended July 31, 2010 to $11,013 for the year ended July 31, 2011.  This increase in interest expense of $4,477, during the comparable periods, is primarily attributable to the additional loans made by Regent to the Company during the year ended July 31, 2011, and the corresponding additional interest accrued and payable thereon.

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

Liquidity and Capital Resources

We had no cash on hand at July 31, 2011 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $324,427. As of July 31, 2011 we had total liabilities of $250,701.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2012. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2011, relative to our ability to continue as a going concern. We had a working capital deficit of $250,701 at July 31, 2011; we had an accumulated deficit of $324,427 incurred through July 31, 2011; and recorded losses of $80,249 for the year ended July 31, 2011. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2012 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2011 and 2010 and the reports thereon of Paritz & Co, PA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blink Couture, Inc.
(A Development Stage Company)
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Blink Couture, Inc. (A Development Stage Company) as of July 31, 2011 and the related statements of operations, change in stockholders’ deficiency and cash flows for the year ended July 31, 2011 and the period from inception (October 23, 2003) to July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Blink Couture, Inc. as of July 31, 2011 and the results of its operations and its cash flows for the year ended July 31, 2011 and for the period from inception (October 23, 2003) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenue since inception and has generated net losses of $324,427 during the period of October 23, 2003 (inception) to July 31, 2011 and its current liabilities and total liabilities exceed its current assets and total assets by $250,701.These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.
Hackensack, New Jersey
October 27, 2011

BLINK COUTURE, INC.
BALANCE SHEETS

	July 31,	July 31,
(in US$)	2011	2010
	(Audited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expense	–	–
Inventory	–	–
Total Current Assets	–	–

Property and Equipment (net)	–	–

TOTAL ASSETS	$-	$-

Current Liabilities
Accounts Payable	$3,415	$4,650
Accrued Interest	20,313	9,300
Notes Due to Related Parties	226,973	156,502
Total Current Liabilities	250,701	170,452

Total Liabilities	250,701	170,452

Stockholders Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of July 31, 2011 and July 31, 2010)	39	39
Additional Paid-in Capital	73,687	73,687
Retained Deficit	(324,427)	(244,178)
Total Stockholders Deficiency	(250,701)	(170,452)
Total Liabilities & Stockholders Deficiency	$-	$-

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

			October 23, 2003 thru
	Year Ended July 31,		July 31, 2011
(in US$)	2011	2010	Since Inception

Revenues	$-	$-	$-

Operating Expenses
Amortization	–	–	741
General and Administrative	4,001	3,904	34,318
Management Fees	40,000	40,000	147,500
Marketing	–	–	11,192
Professional Fees	25,235	38,520	109,596
Rent	–	–	767
Total Operating Expenses	69,236	82,424	304,114

Other Expenses
Interest Expense	11,013	6,536	20,313

Total Expenses	80,249	88,960	324,427

Net Income	$(80,249)	$(88,960)	$(324,427)

Basic Earnings/Loss per share	$(0.20)	$(0.23)
Weighted Average Shares	393,169	393,169

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

			October 23, 2003 thru
	Year Ended July 31,		July 31, 2011
(in US$)	2011	2010	Since Inception

Operating Activities
Net Profit (Loss)	(80,249)	(88,960)	(324,427)
Amortization	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–
Change in Inventory	–	–	–
Change in Accounts Payable	(1,235)	3,575	3,415
Change in Accrued Liabilities	–	–	–
Change in Accrued Interest	11,013	6,536	20,313
Net Cash from Operating Activities	(70,471)	(78,849)	(299,958)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash from Investing Activities	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	70,471	78,849	226,973
Common Stock Issued for Services	–	–	300
Donated Capital	–	–	23,636
Proceeds from Common Stock	–	–	49,790
Net Cash from Financing Activities	70,471	78,849	300,699

Net (decrease) increase in Cash	–	–	–

Cash Beginning of Period	–	–	–

Cash End of Period	$-	$-	$-

BLINK COUTURE, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	0	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	0	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	0	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	0	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	0	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

Blink Couture, Inc. (the “Company”) was originally incorporated as Fashionfreakz International Inc. on October 23, 2003 under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has limited operations and in accordance with the Authoritative Guidance, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

B. USE OF ESTIMATES
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

C. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

D. BASIC EARNINGS PER SHARE
Pursuant to the authoritative guidance, basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011

E. INCOME TAXES

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

F. REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

G. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through October 25, 2011, the issuance date of the Company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenues since inception and has generated net losses of $324,427 during the period of October 23, 2003 (inception) to July 31, 2011 and its current liabilities and total liabilities exceed its current assets and total assets by $250,701. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011

NOTE 4. RELATED PARTY TRANSACTIONS

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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal year ended July 31, 2011, the Company paid a total of $40,000 in fees to Regent.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011

NOTE 4. RELATED PARTY TRANSACTIONS (Cont’d)

On April 30, 2011, the parties further amended the Note increasing the principal balance to $211,033 representing amounts advanced to the Company by the payee during the period February 1, 2011 through April 30, 2011. At April 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $211,033, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On July 31, 2011, the parties further amended the Note increasing the principal balance to $226,973 representing amounts advanced to the Company by the payee during the period May 1, 2011 through July 31, 2011.  At July 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $226,973, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 5. INCOME TAXES
The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $324,000. The expected income tax benefit for the net operating loss carryforwards is approximately $90,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $90,000 at July 31, 2011.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 6. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of July 31, 2011:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 100,000,000 shares authorized; 393,169 shares issued and outstanding.

NOTE 7. REVERSE SPLIT

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

As of July 31, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended July 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Position

Lawrence D. Field	51	President, Chief Executive Officer, Chief Financial Officer and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2011.

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

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2011 and July 31, 2010.

Name and Position	Year	Cash Compensation	Other Compensation

Lawrence D. Field, President, Chief Executive	2011	None	None
Officer, Chief Financial Officer and Secretary	2010	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of October 26, 2011 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

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

On April 30, 2011, the parties further amended the Note increasing the principal balance to $211,033 representing amounts advanced to the Company by the payee during the period February 1, 2011 through April 30, 2011. At April 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $211,033, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On July 31, 2011, the parties further amended the Note increasing the principal balance to $226,973 representing amounts advanced to the Company by the payee during the period May 1, 2011 through July 31, 2011. At April 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $226,973, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees, including expenses, expected to be billed by Paritz & Co., P.A. in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending July 31, 2011 are $3,500. The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending July 31, 2011 were $5,235.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During our fiscal year ended July 31, 2011, the Company paid no fees related to tax compliance. During our fiscal year ended July 31, 2010, the Company paid no fees related to tax compliance.  No fees were paid for tax preparation services.

 All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

 Audit Committee’s Pre-Approval Process

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended July 31, 2011, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co, P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of July 31, 2011 and 2010

•	Statements of Operations for the years ended July 31, 2011 and 2010 and the period from October 23, 2003 (inception) to July 31, 2011

•	Statements of Changes in Stockholders’ Equity for the period from October 23, 2003 (inception) to July 31, 2011

•	Statements of Cash Flows for the years ended July 31, 2011 and 2010 and the period from October 23, 2003 (inception) to July 31, 2011

•	Notes to Financial Statements

2.  Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  Exhibits

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation of Fashionfreakz International Inc., filed with the Secretary of State of Delaware on October 23, 20031

3.2	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on December 2, 20051

3.3	Bylaws of Fashionfreakz International Inc1

3.4	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on June 13, 200810

3.5	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on November 2, 200910

4	Instrument Defining the Right of Holders – Form of Share Certificate1

10.1	Lease Agreement1

10.2	Web Development Agreement with Gravit-e Technologies, Inc.1

10.3	Management Agreement with Susanne Milka1

10.4	Distribution Agreement with Sweet Dream Tees Inc.1

10.5	Web Design Agreement with Sandra Wong1

10 (Filed as Exhibit 10.1)	Distribution Agreement with Sofia Bozikis dba Sofia Bozikis Handbags2

10 (Filed as Exhibit 10.1)	Inventory Purchase and Loan Set Off Agreement with Susan Milka3

10 (Filed as Exhibit 10.1)	Stock Purchase Agreement dated as of February 20, 20084

10 (Filed as Exhibit 10.1)	Service Agreement between Blink Couture, Inc. and Fountainhead Capital Management Limited dated as of March 5, 20085

10 (Filed as Exhibit 10.1)	Promissory Note with Fountainhead Capital Management Limited dated January 31, 20096

10.6	Stock Purchase Agreement, dated December 29, 2009, between Fountainhead Capital Management Limited and Regent Private Capital, LLC 7

10.7	Assignment of Promissory Note of Blink Couture, Inc. dated December 29, 20097

10.8	Assignment of Promissory Note of Altitude Group, LLC dated December 29, 20097

10.9	Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dates as of March 15, 20108

10.10	Services Agreement between Blink Couture, Inc. and Regent Private Capital, LLC, dated as of January 1, 20108

10.11	Supplement to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 20109

10.12	Supplement No. 2 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 201010

10.13	Supplement No. 3 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 201011

10.14	Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated February 23, 201112

10.15	Supplement No. 1 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 201113

10.16	Supplement No. 2 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 2011*
14.1	Corporate Code of Ethics and Conduct10

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended July 31, 2011*

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

10 Filed as an exhibit to the Company's Form 10-K (File No. 333-138951) filed with the Securities and Exchange Commission on October 29, 2010 and incorporated herein by this reference.

11 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on December 14, 2010 and incorporated herein by this reference.

12 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on March 16, 2011 and incorporated herein by this reference.

13 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on June 20, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK COUTURE, INC.

Dated: October 27, 2011	By:	/s/ Lawrence D. Field
Lawrence D. Field, Chief Executive Officer
and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

	Title	Date

/s/ Lawrence D. Field	President, Chief Executive Officer,	October 27, 2011
Lawrence D. Field	Chief Financial Officer,
Secretary and Director