Form 10-Q
period 2011-10-31
Blink Couture Inc.
filed 2011-12-14
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138951

BLINK COUTURE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State of organization)	(I.R.S. Employer Identification No.)

  c/o Regent Private Capital, LLC
5727 South Lewis Avenue
Tulsa, Oklahoma 74105
 (Address of principal executive offices)

(918) 392-3200
(Registrant’s telephone number, including area code)

Not Applicable
(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act of 1934 during  the preceding 12  months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☑   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at December 12, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BLINK COUTURE, INC.
BALANCE SHEETS

	October 31,	July 31,
(in US$)	2011	2011
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Prepaid Expense	12,500	–
Inventory	–	–
Total Current Assets	12,500	–

Property and Equipment (net)	–	–

TOTAL ASSETS	$12,500	$-

Current Liabilities
Accounts Payable	$315	$3,415
Accrued Interest	23,740	20,313
Notes Due to Related Parties	258,773	226,973
Total Current Liabilities	282,828	250,701

Total Liabilities	282,828	250,701

Stockholders Equity
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of October 31, 2011 and July 31, 2011)	39	39
Additional Paid-in Capital	73,687	73,687
Retained Deficit	(344,054)	(324,427)
Total Stockholders Equity	(270,328)	(250,701)
Total Liabilities & Stockholders Equity	$12,500	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF OPERATIONS

			October 23, 2003 thru
	Three Months Ended October 31,		October 31, 2011
(in US$)	2011	2010	Since Inception

Revenues	$-	$-	$-

Operating Expenses
Amortization	–	–	741
General and Administrative	200	1,149	34,518
Management Fees	10,000	10,000	157,500
Marketing	–	–	11,192
Professional Fees	6,000	6,000	115,596
Rent	–	–	767
Total Operating Expenses	16,200	17,149	320,314

Other Expenses
Interest Expense	3,427	2,352	23,740

Total Expenses	19,627	19,501	344,054

Net Income	$(19,627)	$(19,501)	$(344,054)

Basic Earnings/Loss per share	$(0.05)	$(0.05)
Weighted Average Shares	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
STATEMENTS OF CASH FLOWS

			October 23, 2003 thru
	Three Months Ended October 31,		October 31, 2011
(in US$)	2011	2010	Since Inception

Operating Activities
Net Profit (Loss)	(19,627)	(19,501)	(344,054)
Amortization	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	(12,500)	–	(12,500)
Change in Inventory	–	–	–
Change in Accounts Payable	(3,100)	350	315
Change in Accrued Liabilities	–	–	–
Change in Accrued Interest	3,427	2,352	23,740
Net Cash from Operating Activities	(31,800)	(16,799)	(331,758)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash from Investing Activities	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	31,800	16,799	258,773
Common Stock Issued for Services	–	–	300
Donated Capital	–	–	23,636
Proceeds from Common Stock	–	–	49,790
Net Cash from Financing Activities	31,800	16,799	332,499

Net (decrease) increase in Cash	–	–	–

Cash Beginning of Period	–	–	–

Cash End of Period	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING AND PRESENTATION

The accompanying balance sheet and statement of equity as of October 31, 2011 and the related statements of operations and cash flows for the three months ended October 31, 2011 and 2010 are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2011.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 Subsequent Events

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $344,054 during the period of October 23, 2003 (inception) to October 31, 2011 and its current liabilities and total liabilities exceed its current assets and total assets by $270,328. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011

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
October 31, 2011

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

On July 31, 2011, the parties further amended the Note increasing the principal balance to $226,973 representing amounts advanced to the Company by the payee during the period May 1, 2011 through July 31k 2011.  At July 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $226,973, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On October 31, 2011, the parties further amended the Note increasing the principal balance to $258,773 representing amounts advanced to the Company by the payee during the period August 1, 2011 through October 31, 2011. At October 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $258,773, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $344,000. The expected income tax benefit for the net operating loss carryforwards is approximately $96,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $96,000 at October 31, 2011.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011

NOTE 6. SUBSEQUENT EVENTS

Formation of Latitude Acquisition Corp.

On November 4, 2011, we formed a new Florida corporation called Latitude Global Acquisition Corp. (“LGA”), in connection with our proposed merger with Latitude Global.  LGA is a wholly-owned subsidiary of the Company.

Merger Agreement with Latitude Global

On November 10, 2011 we entered into the Merger Agreement with Latitude Global.  We filed a Current Report on Form 8-K (“Form 8-K”) with the SEC on November 14, 2011, which reports the material provisions of the Merger Agreement and also includes a copy of the Merger Agreement, which was filed as Exhibit 10.17 to the Form 8-K.

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

On November 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we intend to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries, currently operates a combined restaurant and entertainment facility in Jacksonville, Florida.  Please see Part II, Item 5 of this Report for additional information on the proposed merger.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to October 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company.  On November 10, 2011, we entered into the Merger Agreement with Latitude Global.  While it is our intent to close a merger transaction with Latitude Global, there can be no assurance that we will be able consummate this transaction or an acquisition of any other operating company.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months, if the merger with Latitude Global is not consummated, shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended October 31, 2011 Compared to Three Months ended October 31, 2010.

For the three months ended October 31, 2011, the Company had a net loss of $19,627 compared to a net loss of $19,501 for the three months ended October 31, 2010.  This increase in net loss of $126 (0.6%) between the comparable periods was primarily attributable to an increase in interest expense from $2,352 for the three months ended October 31, 2010 to $3,427 for the same quarter in 2011 ($1,075), which was almost entirely offset by a reduction in general and administrative expenses from $1,149 for the three months ended October 31, 2010 to $200 for the three months ended October 31, 2011 ($949).  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, in the event we do not consummate the merger with Latitude Global, we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

If the merger with Latitude Global is not consummated, the Company may consider acquiring another business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, any such business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

 Liquidity and Capital Resources

We had no cash on hand at October 31, 2011 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $344,054.  As of October 31, 2011 we had total liabilities of $282,828.

We have no commitment for any capital expenditure and foresee none.  However, we will incur certain transaction expenses, in connection with our proposed merger with Latitude Global, whether or not such merger is consummated, as well as routine fees and expenses incident to our reporting duties as a public company.  If we do not consummate the merger with Latitude Global, we will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate the merger with Latitude Global, our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2012. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

●
failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation of our stock and could result in fines and penalties to us under the Exchange Act;

●	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

●	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2011, relative to our ability to continue as a going concern. We had a working capital deficit of $270,328 at October 31, 2011; we had an accumulated deficit of $344,054 incurred through October 31, 2011; and recorded losses of $19,627 for the three months ended October 31, 2011. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2012 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to an investor in our securities.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

Supplement No. 3 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note

Effective as of October 31, 2011, we executed Supplement No. 3 (the “Third Supplement”) to the Fifth Amendment and Restatement of Loan Agreement and Promissory Note (the “Fifth Loan Restatement”) with Regent. The Fifth Loan Restatement was filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.  The Third Supplement supplements and amends the Fifth Loan Restatement, as previously supplemented by Supplement No. 1 to the Fifth Loan Restatement, filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 20, 2011 and Supplement No. 2 to the Fifth Loan Restatement, filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011, by including, in the aggregate principal amount outstanding thereunder, additional advances made by Regent to the Company to pay operating expenses from August 1, 2011, through and until October 31, 2011, increasing the outstanding principal amount by $31,800 to $258,773. All other terms of the Fifth Loan Restatement were unchanged and continue in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Third Supplement is only a summary and is qualified in its entirety by reference to Supplement No. 3 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Subsequent Events

Formation of Latitude Acquisition Corp.

On November 4, 2011, we formed a new Florida corporation called Latitude Global Acquisition Corp. (“LGA”), in connection with our proposed merger with Latitude Global.  LGA is a wholly-owned subsidiary of the Company.

Merger Agreement with Latitude Global

On November 10, 2011 we entered into the Merger Agreement with Latitude Global.  We filed a Current Report on Form 8-K (“Form 8-K”) with the SEC on November 14, 2011, which reports the material provisions of the Merger Agreement and also includes a copy of the Merger Agreement, which was filed as Exhibit 10.17 to the Form 8-K.  All information contained in the Form 8-K is incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.18	Supplement No. 3 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 2011.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: December 12, 2011	By:	/s/ Lawrence D. Field
Lawrence D. Field
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)