Form 10-K/A
period 2011-07-31
Blink Couture Inc.
filed 2012-02-15
CIK 1378125

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2011

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  333-138951

BLINK COUTURE, INC.
(Exact name of small Business Issuer as specified in its charter)

Delaware	98-0568153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Regent Private Capital, LLC
5727 South Lewis Avenue
Tulsa, Oklahoma	74105
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (918) 392-3200

Not Applicable

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☑ Yes ☐  No

The aggregate market value of the voting and non-voting  common stock held by non-affiliates of the registrant as of January 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $161,572.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding on October 26, 2011 was 393,169 shares.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K (this “Amendment”) of Blink Couture, Inc. (the “Company”) amends and restates the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 that was filed with the Securities and Exchange Commission on October 28, 2011 (the “Form 10-K”).

This Amendment is filed to (i) file a revised Report of Independent Registered Public Accounting Firm (the “Report”), with our financial statements, which now includes a reference to our financial statements for the fiscal year ended July 31, 2010, which reference was unintentionally omitted from the Report in the Form 10-K and (ii) to add the identification – “A Development Stage Company” – in the headings to our Balance Sheets, Statements of Operations, Statements of Cash Flows and Statement of Stockholders’ Equity.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not appplicable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blink Couture, Inc.
(A Development Stage Company)
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Blink Couture, Inc. (A Development Stage Company) as of July 31, 2011 and 2010, and the related statements of operations, change in stockholders’ deficiency and cash flows for the years ended July 31, 2011 and 2010, and the period from inception (October 23, 2003) to July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Blink Couture, Inc. as of July 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended July 31, 2011 and 2010 , and for the period from inception (October 23, 2003) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Co., P.A.
Hackensack, New Jersey
February 14, 2012

BLINK COUTURE, INC.
(A Devlopment Stage Company)
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

BLINK COUTURE, INC.
(A Development Stage Company)
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

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			October 23, 2003 thru
	Year Ended July 31,		July 31, 2011
(in US$)	2011	2010	Since Inception

Operating Activities
Net Profit (Loss)	(80,249)	(88,960)	(324,427)
Amortization	–	–	741
Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–
Change in Inventory	–	–	–
Change in Accounts Payable	(1,235)	3,575	3,415
Change in Accrued Liabilities	–	–	–
Change in Accrued Interest	11,013	6,536	20,313
Net Cash from Operating Activities	(70,471)	(78,849)	(299,958)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash from Investing Activities	–	–	(741)

Financing Activities
Changes in Notes Due to Related Parties	70,471	78,849	226,973
Common Stock Issued for Services	–	–	300
Donated Capital	–	–	23,636
Proceeds from Common Stock	–	–	49,790
Net Cash from Financing Activities	70,471	78,849	300,699

Net (decrease) increase in Cash	–	–	–

Cash Beginning of Period	–	–	–

Cash End of Period	$-	$-	$-

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock #	Amount $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	0	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	0	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	0	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	0	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	0	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)

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

BLINK COUTURE, INC.

Dated: February 15, 2012	By:	/s/ Lawrence D. Field
Lawrence D. Field, Chief Executive Officer
and Chief Financial Officer (Principal
Executive Officer and Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

	Title	Date

/s/ Lawrence D. Field	President, Chief Executive Officer,	February 15, 2012
Lawrence D. Field	Chief Financial Officer,
Secretary and Director