Form 10-Q
period 2012-01-31
Blink Couture Inc.
filed 2012-03-16
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at March 15, 2012.

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 1A.	RISK FACTORS	17

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4.	MINE SAFETY DISCLOSURES	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	18

SIGNATURES		19

EXHIBIT 10.21
EXHIBIT 31.1
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(in US$)	2012	2011
	(Unaudited)	(Audited)
Current Assets
Cash	$0	$0
Prepaid Expense	12,500	–
Inventory	–	–
Total Current Assets	12,500	0

Property and Equipment (net)	–	–

TOTAL ASSETS	$12,500	$0

Current Liabilities
Accounts Payable	$315	$3,415
Accrued Interest	27,656	20,313
Notes Due to Related Parties	299,709	226,973
Total Current Liabilities	327,680	250,701

Total Liabilities	327,680	250,701

Stockholders Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of January 31, 2012 and July 31, 2011)	39	39
Additional Paid-in Capital	73,687	73,687
Deficit accumulated during the development stage	(388,906)	(324,427)
Total Stockholders Deficit	(315,180)	(250,701)
Total Liabilities & Stockholders Deficiency	$12,500	$0

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					October 23, 2003 thru
	3 Months Ended January 31,		6 Months Ended January 31,		January 31, 2012
(in US$)	2012	2011	2012	2011	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Amortization	–	–	–	–	741
General and Administrative	5,436	726	5,636	1,875	39,954
Management Fees	10,000	10,000	20,000	20,000	167,500
Marketing	–	–	–	–	11,192
Professional Fees	25,500	5,685	31,500	11,685	141,096
Rent	–	–	–	–	767
Total Operating Expenses	40,936	16,411	57,136	33,560	361,250

Other Expenses
Interest Expense	3,916	2,605	7,343	4,957	27,656

Total Expenses	44,852	19,016	64,479	38,517	388,906

Net Loss	$(44,852)	$(19,016)	$(64,479)	$(38,517)	$(388,906)

Basic Loss per share	$(0.11)	$(0.05)	$(0.16)	$(0.10)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					October 23, 2003 thru
	3 Months Ended January 31,		6 Months Ended January 31,		January 31, 2012
(in US$)	2012	2011	2012	2011	Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities
Net Loss	(44,852)	(19,016)	(64,479)	(38,517)	(388,906)
Amortization	–	–	–	–	741

Change in Operating Assets and Liabilities:
Increase in prepaid expenses	–	–	(12,500)	–	(12,500)
Increase (decrease) in accounts payable	–	(3,500)	(3,100)	(3,150)	315
Increase in accrued interest	3,916	2,605	7,343	4,957	27,656
Net cash used in operating activities	(40,936)	(19,911)	(72,736)	(36,710)	(372,694)

Investing Activities
Purchase of Property & Equipment	–	–	–	–	(741)
Net cash used in investing activities	–	–	–	–	(741)

Financing Activities
Increase in Notes Due to Related Parties	40,936	19,911	72,736	36,710	299,709
Common Stock Issued for Services	–	–	–	–	300
Donated Capital	–	–	–	–	23,636
Proceeds from Common Stock	–	–	–	–	49,790
Net cash provided by financing activities	40,936	19,911	72,736	36,710	373,435

Net (decrease) increase in Cash	(0)	–	(0)	–	0

Cash Beginning of Period	0	(0)	0	(0)	–

Cash End of Period	$0	$(0)	$0	$(0)	$0

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	0	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	0	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	0	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	0	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	0	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(64,479)	(64,479)
Balance – January 31, 2012	393,169	39	73,687	(388,906)	(315,180)

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated balance sheet and consolidated statement of equity as of January 31, 2012 and the consolidated related statements of operations and cash flows for the three months and six months ended January 31, 2012 and 2011, and October 23, 2003 (inception) through January 31, 2012, contain the accounts of Blink Couture, Inc. and its wholly owned subsidiary Latitude Global Acquisition Corp., and are unaudited.  The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months and six months ended January 31, 2012 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2011.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $388,906 during the period of October 23, 2003 (inception) to January 31, 2012 and its current liabilities and total liabilities exceed its current assets and total assets by $315,180. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012

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

On January 31, 2012, the parties further amended the Note increasing the principal balance to $299,709 representing amounts advanced to the Company by the payee during the period November 1, 2011 through January 31, 2012. At January 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $299,709, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $389,000. The expected income tax benefit for the net operating loss carryforwards is approximately $109,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $109,000 at January 31, 2012.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012

NOTE 6. SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

On February 28, 2012, Blink Couture, Inc. (the “Company”) entered into a Second Extension Agreement (the “Second Extension Agreement”) further amending the Agreement and Plan of Merger (the “Merger Agreement”), dated November 10, 2011, with Latitude Global, Inc. (“LG”), a privately held company incorporated in Florida, and Latitude Global Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). The Company previously reported the execution of the Merger Agreement, and its intent to consummate a merger with LG and Merger Sub (the “Merger”), in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 14, 2011. The Company subsequently reported executing and entering into an Extension Agreement, dated December 27, 2011, with LG and Merger Sub (the “Extension Agreement”) in a Current Report on Form 8-K filed with the SEC on December 27, 2011.

Pursuant to the provisions of the Second Extension Agreement, the parties have agreed to extend, until March 30, 2012, the date after which either the Company or LG may terminate the Merger Agreement, if the closing of the Merger (the “Closing”) has not occurred on or before such date. Such date was previously extended from December 31, 2011 to February 28, 2012, pursuant to terms of the Extension Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information (within the meaning of the Private Securities Litigation Reform Act of 1995) relating to Blink Couture, Inc. (“Blink Couture”) and Latitude Global Acquisition Corp., our wholly-owned subsidiary (the “Subsidiary,” and collectively with Blink Couture referred to hereafter as “we,” “us,” “our” or the “Company”) that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission (“SEC”) regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Proposed Acquisition of Operating Business

On November 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we intend to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries, currently operates a combined restaurant and entertainment facility in Jacksonville, Florida.  For the purpose of entering into the Merger Agreement with Latitude Global, on November 4, 2011, we formed the Subsidiary, which is a party to the Merger Agreement.  We filed a Current Report on Form 8-K (the “November Form 8-K”) with the SEC on November 14, 2011, which reports the material provisions of the Merger Agreement and also includes a copy of the Merger Agreement, which was filed as Exhibit 10.17 to the November Form 8-K.  All information contained in the November Form 8-K is incorporated herein by reference.

Under the terms of the Merger Agreement, either the Company or Latitude Global was permitted to terminate the Merger Agreement, if the acquisition of Latitude Global had not been completed on or before December 31, 2011, subject to certain restrictions prohibiting a party to terminate the Merger Agreement if such party is responsible for the delay in the closing of the transaction.  On December 27, 2011, the parties entered into an Extension Agreement extending the date, after which either the Company or Latitude Global could terminate the Merger Agreement, until February 28, 2012.  We filed a Current Report on Form 8-K (the “December Form 8-K”) with the SEC on December 27, 2011, which reports the material provisions of the Extension Agreement and also includes a copy of the Extension Agreement, which was filed as Exhibit 10.19 to the December Form 8-K.  All information contained in the December Form 8-K is incorporated herein by reference.

On February 28, 2012, the parties entered into a Second Extension Agreement further amending the Merger Agreement extending the date, after which either the Company or Latitude Global could terminate the Merger Agreement, until March 30, 2012.  We filed a Current Report on Form 8-K (the “February Form 8-K”) with the SEC on February 29, 2012, which reports the material provisions of the Second Extension Agreement and also includes a copy of the Second Extension Agreement, which was filed as Exhibit 10.20 to the February Form 8-K.  All information contained in the February Form 8-K is incorporated herein by reference.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from October 23, 2003 (Inception) to January 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company.  On November 10, 2011, we entered into the Merger Agreement with Latitude Global.  While it is our intent to close a merger transaction with Latitude Global, there can be no assurance that we will be able consummate this transaction or an acquisition of any other operating company.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months, if the merger with Latitude Global is not consummated, shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended January 31, 2012 Compared to Three Months ended January 31, 2011.

For the three months ended January 31, 2012, the Company had a net loss of $44,852 compared to a net loss of $19,016 for the three months ended January 31, 2011.  This increase in net loss of $25,836 (136%) between the comparable periods was primarily attributable to an increase in professional fees from $5,685 for the three months ended January 31, 2011 to $25,500 for the same quarter in 2012 ($19,815), an increase in interest expense from $2,605 for the three months ended January 31, 2011 to $3,916 for the same quarter in 2012 ($1,311), as well as an increase in general and administrative expenses from $726 for the three months ended January 31, 2011 to $5,436 for the three months ended January 31, 2012 ($4,710).  The increase in professional fees between the comparable periods is primarily attributable to the additional legal fees we incurred relating to our proposed merger with Latitude Global. The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company. The increase in general and administrative expenses between the comparable periods is primarily attributable to (a) an increase of $2,400 relating to (i) the preparation and filing of our SEC Reports, including our Quarterly Report on Form 10-Q for the period ended October 31, 2011, which included financial statement information in XBRL format for the first time and (ii) an increase in the amount of fees payable to the Company’s stock transfer agent; and (b) the filing of tax returns and payment of California franchise taxes and New York income taxes in November 2011, in the aggregate amount of $2,300, in respect of returns which the Company inadvertently failed to file on a timely basis. Such filings and payments brought the Company current through July 31, 2011, which is the end of its last fiscal year.

Six Months ended January 31, 2012 Compared to Six Months ended January 31, 2011.

For the six months ended January 31, 2012, the Company had a net loss of $64,479 compared to a net loss of $38,517 for the six months ended January 31, 2011.  This increase in net loss of $25,962 (67%) between the comparable periods was primarily attributable to an increase in professional fees from $11,685 for the six months ended January 31, 2011 to $31,500 for the same period in 2012 ($19,815), an increase in interest expense from $4,957 for the six months ended January 31, 2011 to $7,343 for the same period in 2012 ($2,386), as well as an increase in general and administrative expenses from $1,875 for the six months ended January 31, 2011 to $5,636 for the six months ended January 31, 2012 ($3,761).  The increase in professional fees between the comparable periods is primarily attributable to the additional legal fees we incurred relating to our proposed merger with Latitude Global. The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent, since December 29, 2009, to pay all expenses incurred by the Company. The increase in general and administrative expenses between the comparable periods is primarily attributable to (a) an increase of $1,450 relating to (i) the preparation and filing of our SEC Reports, including our Quarterly Report on Form 10-Q for the period ended October 31, 2011, which included financial statement information in XBRL format for the first time and (ii) an increase in the amount of fees payable to the Company’s stock transfer agent; and (b) the filing of tax returns and payment of California franchise taxes and New York income taxes in November 2011, in the aggregate amount of $2,300, in respect of returns which the Company inadvertently failed to file on a timely basis. Such filings and payments brought the Company current through July 31, 2011, which is the end of its last fiscal year.

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

Liquidity and Capital Resources

We had no cash on hand at January 31, 2012 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $388,906.  As of January 31, 2012 we had total liabilities of $327,680.

We have no commitment for any capital expenditure and foresee none.  However, we will incur certain transaction expenses, in connection with our proposed merger with Latitude Global, whether or not such merger is consummated, as well as routine fees and expenses incident to our reporting duties as a public company.  If we do not consummate the merger with Latitude Global, we will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate the merger with Latitude Global or any other business, our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2012, excluding additional expenses related to our proposed merger with Latitude Global. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will lend funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  As of January 31, 2012, we have incurred an outstanding indebtedness to Regent, our principal stockholder, in the principal amount of $299,709.  If we consummate the merger transaction with Latitude Global, concurrent with such closing, the Company has agreed to issue to Regent convertible promissory notes in an aggregate principal amount of $256,083 in consideration of a portion of the outstanding principal and accrued and unpaid interest owed to Regent as of January 31, 2012.  The remaining portion of the outstanding indebtedness, including accrued and unpaid interest, through the date of the closing of the merger transaction will be converted into common stock of the Company issuable to Regent immediately prior to the closing so that Regent’s pre-closing ownership of the Company will be increased.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the consolidated financial statements for the period ended July 31, 2011, relative to our ability to continue as a going concern. We had a working capital deficit of $315,180 at January 31, 2012; we had an accumulated deficit of $388,906 incurred through January 31, 2012; and recorded losses of $44,852 for the three months ended January 31, 2012 and $64,479 for the six months ended January 31, 2012. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2012 and thereafter. The consolidated financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Sixth Amendment and Restatement of Loan Agreement and Promissory Note

Effective as of January 31, 2012, we executed a Sixth Amendment and Restatement of Loan Agreement and Promissory Note (the “Sixth Loan Restatement”) with Regent. The Sixth Loan Restatement amended and restated the Fifth Amendment and Restatement of Loan Agreement and Promissory Note (the “Fifth Loan Restatement”), which was filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011, and supplemented by (i) Supplement No. 1 to the Fifth Loan Restatement, filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 20, 2011, (ii) Supplement No. 2 to the Fifth Loan Restatement, filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 28, 2011 and (iii) Supplement No. 3 to the Fifth Loan Restatement, filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 14, 2011.  The Sixth Loan Restatement, among other things, extends the maturity date set forth in the Fifth Loan Restatement from January 31, 2012, through and until January 31, 2013, and increases the aggregate principal amount outstanding thereunder, as supplemented, to include additional advances made by Regent to the Company to pay operating expenses from November 1, 2011, through and until January 31, 2012, by $40,936 to $299,709.  All other terms of the Fifth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Sixth Loan Restatement is only a summary and is qualified in its entirety by reference to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.21	Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of January 31, 2012.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: March 15, 2012	By:	/s/ Lawrence D. Field
Lawrence D. Field,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)