Form 10-Q
period 2012-04-30
Blink Couture Inc.
filed 2012-06-13
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at June 12, 2012.

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	MINE SAFETY DISCLOSURES	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	16

SIGNATURES		17

EXHIBIT 10.22
EXHIBIT 31.1
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
(in US$)	2012	2011
	(Unaudited)	(Audited)

Current Assets
Cash	$–	$0
Prepaid Expense	12,500	–
Inventory	–	–
Total Current Assets	12,500	0

Property and Equipment (net)	–	–

TOTAL ASSETS	$12,500	$0

Current Liabilities
Accounts Payable	$315	$3,415
Accrued Interest	32,191	20,313
Notes Due to Related Parties	327,995	226,973
Total Current Liabilities	360,501	250,701

Total Liabilities	360,501	250,701

Stockholders' Deficit
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of January 31, 2012 and July 31, 2011)	39	39
Additional Paid-in Capital	73,687	73,687
Accumulated Deficit	(421,727)	(324,427)
Total Stockholders' Deficit	(348,001)	(250,701)
Total Liabilities & Stockholders' Deficit	$12,500	$0

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 23, 2003 thru April 30, 2012 Since Inception
	3 Months Ended April 30,		9 Months Ended April 30,
(in US$)	2012	2011	2012	2011

Revenues	$–	$–	$–	$–	$–

Operating Expenses

Depreciation	–	–	–	–	741
General and Administrative	5,876	886	11,512	2,761	45,830
Management Fees	10,000	10,000	30,000	30,000	177,500
Marketing	–	–	–	–	11,192
Professional Fees	12,410	6,935	43,910	18,620	153,506
Rent	–	–	–	–	767
Total Operating Expenses	28,286	17,821	85,422	51,381	389,536

Other Expenses
Interest Expense	4,535	2,605	11,878	7,562	32,191

Total Expenses	32,821	20,426	97,300	58,943	421,727

Net Loss	$(32,821)	$(20,426)	$(97,300)	$(58,943)	$(421,727)

Basic Earnings/(Loss) per share	$(0.08)	$(0.05)	$(0.25)	$(0.15)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

					October 23, 2003 thru April 30, 2012 Since Inception
	3 Months Ended April 30,		9 Months Ended April 30,
(in US$)	2012	2011	2012	2011

Cash Flows from Operating Activities:
Net Loss	(32,821)	(20,426)	(97,300)	(58,943)	(421,727)
Amortization	–	–	–	–	741
Common Stock Issued for Services	–	–	–	–	300

Change in Operating Assets and Liabilities:

Change in Prepaid expense	–	–	(12,500)	–	(12,500)
Change in Accounts Payable	–	–	(3,100)	(3,150)	315
Change in Accrued Interest	4,535	2,605	11,878	7,562	32,191
Net Cash used in Operating Activities	(28,286)	(17,821)	(101,022)	(54,531)	(400,680)

Cash flow from Investing Activities:
Purchase of Property & Equipment	–	–	–	–	(741)
Net Cash used in Investing Activities	–	–	–	–	(741)

Cash flow from Financing Activities:
Changes in Notes Due to Related Parties	28,286	17,821	101,022	54,531	327,995
Donated Capital	–	–	–	–	23,636
Proceeds from Common Stock	–	–	–	–	49,790
Net Cash from Financing Activities	28,286	17,821	101,022	54,531	401,421

Net increase in Cash	–	0	0	0	0

Cash Beginning of Period	–	(0)	–	(0)	–

Cash End of Period	$–	$0	$0	$0	$0

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock #	Amount $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	0	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	0	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	0	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	0	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	0	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(97,300)	(97,300)
Balance – April 30, 2012	393,169	39	73,687	(421,727)	(348,001)

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated balance sheet and consolidated statement of equity as of April 30, 2012 and the consolidated related statements of operations and cash flows for the three months and nine months ended April 30, 2012 and 2011, and October 23, 2003 (inception) through April 30, 2012, contain the accounts of Blink Couture, Inc. and its wholly owned subsidiary Latitude Global Acquisition Corp., and are unaudited.  The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months and nine months ended April 30, 2012 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2011.

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
April 30, 2012

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $421,727 during the period of October 23, 2003 (inception) to April 30, 2012 and its current liabilities and total liabilities exceed its current assets and total assets by $348,001. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012

NOTE 4. RELATED PARTY TRANSACTIONS (Cont’d)

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal quarter ended April 30, 2012, the Company paid a total of $10,000 in fees to Regent.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012

NOTE 4. RELATED PARTY TRANSACTIONS (Cont’d)

On April 30, 2012, the parties further amended the Note increasing the principal balance to $327,995 representing amounts advanced to the Company by the payee during the period February 1, 2012 through April 30, 2012. At April 30, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $327,995, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $422,000. The expected income tax benefit for the net operating loss carryforwards is approximately $118,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $118,000 at April 30, 2012.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through June 11, 2012, the date that these financial statements were issued.  There were no material subsequent events as of that date which would require disclosure in or adjustment to the financial statements.

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

We have not entered into any additional extensions or amendments to the Merger Agreement, since entering into the Second Extension Agreement with Latitude Global on February 28, 2012.  As a result, either the Company or Latitude Global currently may unilaterally terminate the Merger Agreement, at any time, subject to certain restrictions in the Merger Agreement which prohibit a party from unilaterally terminating the Merger Agreement if such party is responsible for the delay which prevented the closing of the merger on or before March 30, 2012.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from October 23, 2003 (Inception) to April 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company.  On November 10, 2011, we entered into the Merger Agreement with Latitude Global.  While it is our intent to close a merger transaction with Latitude Global, there can be no assurance that we will be able consummate this transaction or an acquisition of any other operating company.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months, if the merger with Latitude Global is not consummated, shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended April 30, 2012 Compared to Three Months ended April 30, 2011.

For the three months ended April 30, 2012, the Company had a net loss of $32,821 compared to a net loss of $20,426 for the three months ended April 30, 2011.  This increase in net loss of $12,395 (60.7%) between the comparable periods was primarily attributable to an increase in professional fees from $6,935 for the three months ended April 30, 2011 to $12,410 for the same quarter in 2012 ($5,475), an increase in interest expense from $2,605 for the three months ended April 30, 2011 to $4,535 for the same quarter in 2012 ($1,930), as well as an increase in general and administrative expenses from $886 for the three months ended April 30, 2011 to $5,876 for the three months ended April 30, 2012 ($4,990).  The increase in professional fees between the comparable periods is primarily attributable to (a) an increase of $1,500 in the monthly legal fees we pay for the preparation and filing of our SEC reports and (b) an increase of $3,975 in accounting fees payable for preparation and review of our financial statements. The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company.  The increase in general and administrative expenses between the comparable periods is primarily attributable to (a) an increase of $2,900 relating to (i) the preparation and filing of our SEC Reports, including our Quarterly Report on Form 10-Q for the period ended January 31, 2012, which included financial statement information in XBRL format for the first time for that quarterly period and (ii) an increase in the amount of fees payable to the Company’s stock transfer agent; and (b) the filing of tax returns and payment of California franchise taxes, penalties and interest in April 2012, in the aggregate amount of $2,090, in respect of returns which the Company inadvertently failed to file on a timely basis. Such filings and payments brought the Company current through July 31, 2011, which is the end of its last fiscal year.

Nine Months ended April 30, 2012 Compared to Nine Months ended April 30, 2011.

For the nine months ended April 30, 2012, the Company had a net loss of $97,300 compared to a net loss of $58,943 for the nine months ended April 30, 2011.  This increase in net loss of $38,357 (65.1%) between the comparable periods was primarily attributable to an increase in professional fees from $18,620 for the nine months ended April 30, 2011 to $43,910 for the nine months ended April 30, 2012 ($25,290), an increase in interest expense from $7,562 for the nine months ended April 30, 2011 to $11,878 for the nine months ended April 30, 2012 ($4,316), as well as an increase in general and administrative expenses from $2,761 for the nine months ended April 30, 2011 to $11,512 for the nine months ended April 30, 2012 ($8,751).  The increase in professional fees between the comparable periods is primarily attributable to (a) (i) an increase of $4,500 in the monthly legal fees we pay for the preparation and filing of our SEC reports and (ii) the additional legal fees we incurred relating to our proposed merger with Latitude Global and (b) an increase of $14,540 comprised of (i) an $8,500 increase in tax return preparation fees for the current year and for past years that the Company inadvertently failed to file tax returns and (ii) a $6,040 increase in accounting fees payable for preparation and review of our financial statements.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent, since December 29, 2009, to pay all expenses incurred by the Company. The increase in general and administrative expenses between the comparable periods is primarily attributable to (a) an increase of $4,400 relating to (i) the preparation and filing of our SEC Reports, including our Quarterly Reports on Form 10-Q for the periods ended October 31, 2011, and January 31, 2012, which included financial statement information in XBRL format for the first time for each of those periods and (ii) an increase in the amount of fees payable to the Company’s stock transfer agent; and (b) the filing of tax returns and payment of California franchise taxes and New York income taxes in November 2011 and April 2012, in the aggregate amount of $4,350, in respect of returns which the Company inadvertently failed to file on a timely basis. Such filings and payments brought the Company current through July 31, 2011, which is the end of its last fiscal year.

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

Liquidity and Capital Resources

We had no cash on hand at April 30, 2012 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $421,727.  As of April 30, 2012 we had total liabilities of $360,501.

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

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will lend funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  As of April 30, 2012, we have incurred an outstanding indebtedness to Regent, our principal stockholder, in the principal amount of $327,995.  If we consummate the merger transaction with Latitude Global, concurrent with such closing, the Company has agreed to issue to Regent convertible promissory notes in an aggregate principal amount of $256,083 in consideration of a portion of the outstanding principal and accrued and unpaid interest owed to Regent as of April 30, 2012.  The remaining portion of the outstanding indebtedness, including accrued and unpaid interest, through the date of the closing of the merger transaction will be converted into common stock of the Company issuable to Regent immediately prior to the closing so that Regent’s pre-closing ownership of the Company will be increased.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the consolidated financial statements for the period ended July 31, 2011, relative to our ability to continue as a going concern. We had a working capital deficit of $348,001 at April 30, 2012; we had an accumulated deficit of $421,727 incurred through April 30, 2012; and recorded losses of $32,821 for the three months ended April 30, 2012 and $97,300 for the nine months ended April 30, 2012. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2012 and thereafter. The consolidated financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Supplement No. 1 to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note

Effective as of April 30, 2012, we executed Supplement No. 1 (the “First Supplement”) to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note (the “Sixth Loan Restatement”) with Regent.  The Sixth Loan Restatement was filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 16, 2012.  The First Supplement supplements and amends the Sixth Loan Restatement by increasing the aggregate principal amount outstanding thereunder, to include additional advances made by Regent to the Company to pay operating expenses from February 1, 2012 through and until April 30, 2012, by $28,286 to $327,995.  All other terms of the Sixth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the First Supplement is only a summary and is qualified in its entirety by reference to the Supplement No. 1 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.22	Supplement No. 1 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 2012.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: June 13, 2012	By:	/s/ LAWRENCE D. FIELD
Lawrence D. Field,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)