Form 10-K
period 2012-07-31
Blink Couture Inc.
filed 2012-10-29
CIK 1378125

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☑ Yes ☐  No

The aggregate market value of the voting and non-voting  common stock held by non-affiliates of the registrant as of January 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $808,667.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding on October 26, 2012 was 393,169 shares.

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

Proposed Acquisition of Operating Business

On November 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we intend to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries, currently operates a combined restaurant and entertainment facility in Jacksonville, Florida. For the purpose of entering into the Merger Agreement with Latitude Global, on November 4, 2011, we formed Latitude Global Acquisition Corp., a wholly-owned subsidiary, which is a party to the Merger Agreement. We filed a Current Report on Form 8-K (the “November Form 8-K”) with the SEC on November 14, 2011, which reports the material provisions of the Merger Agreement and also includes a copy of the Merger Agreement, which was filed as Exhibit 10.17 to the November Form 8-K.  All information contained in the November Form 8-K is incorporated herein by reference. Under the terms of the Merger Agreement, either the Company or Latitude Global was permitted to terminate the Merger Agreement, if the acquisition of Latitude Global had not been completed on or before December 31, 2011, subject to certain restrictions prohibiting a party to terminate the Merger Agreement if such party is responsible for the delay in the closing of the transaction.  On December 27, 2011, the parties entered into an Extension Agreement extending the date, after which either the Company or Latitude Global could terminate the Merger Agreement, until February 28, 2012. We filed a Current Report on Form 8-K (the “December Form 8-K”) with the SEC on December 27, 2011, which reports the material provisions of the Extension Agreement and also includes a copy of the Extension Agreement, which was filed as Exhibit 10.19 to the December Form 8-K.  All information contained in the December Form 8-K is incorporated herein by reference.

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

As of the date of this report the merger transaction contemplated under the terms of the Merger Agreement has not yet been consummated and there are no assurances that such transaction will ever be consummated.

Business Plan

Prior to our execution of the Merger Agreement and in the event that the merger transaction with Latitude Global is not consummated, the Company’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.  The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

We anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals.  Although the Company does not currently have any written agreements, with any individual or entity, to act as a finder for the Company, our majority shareholder, Regent Private Capital, LLC (“Regent”) or certain of its affiliates may introduce business combination targets to us, in the future.  Regent introduced Latitude Global, the company with which we entered into the Merger Agreement and with which we intend to enter into a merger transaction.  Lawrence Field, our sole officer and director, is also a managing director of Regent.

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

The Company’s focus is on small and medium-sized enterprises which have a desire to become public companies and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on a senior stock exchange such as the Nasdaq Market or the NYSE MKT (See “Investigation and Selection of Business Opportunities”). The Company anticipates that potential acquisition candidates may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

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

 As described above, the Company has entered into the Merger Agreement with Latitude Global.  In the event that the merger transaction contemplated under the terms and conditions of the Merger Agreement is not consummated, the Company has unrestricted flexibility in seeking, analyzing and participating in other potential business opportunities.  In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Form of Acquisition

In the event that the merger transaction with Latitude Global is not consummated, it is not possible to predict the manner in which the Company may participate in another business opportunity with any degree of certainty. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others.  To date, the Company has incurred these types of costs relating to the proposed merger transaction with Latitude Global in the approximate amount of $25,000. If a decision is made not to consummate the merger transaction with Latitude Global or to participate in any other specific business opportunity, the costs theretofore incurred might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

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

Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. Lawrence Field, our sole officer and director, and a managing partner of Regent, our principal shareholder, has been devoting a portion of his working time to the proposed merger transaction with Latitude Global.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Not applicable.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  As of October 22, 2012, there were 393,169 shares of Common Stock issued and outstanding which were held by 22 holders of record.

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

The following table shows the high and low prices of our shares of Common Stock on the OTC Bulletin Board and the OTCQB Tier of the OTC Markets, where our shares of Common Stock began being quoted in August 2010, for each quarter during our fiscal years ended July 31, 2011 and 2012. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2010 – October 31, 2010	$0.03	$0.03
November 1, 2010 – January 31, 2011	$0.03	$0.03
February 1, 2011 – April 30, 2011	$0.03	$2.00
May 1, 2011 – July 31, 2011	$2.00	$2.00
August 1, 2011 – October 31, 2011	$2.00	$1.75
November 1, 2011 – January 31, 2012	$10.01	$1.75
February 1, 2012 – April 30, 2012	$10.01	$3.00
May 1, 2012 – July 31, 2012	$10.01	$10.01

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2012.

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

On November 4, 2011, we formed Latitude Global Acquisition Corp. in the State of Florida, which is currently a wholly-owned subsidiary of the Company, formed for the sole purpose of acquiring Latitude Global.  On November 10, 2011, we entered into the Merger Agreement, pursuant to which we intend to acquire Latitude Global through our subsidiary, Latitude Global Acquisition Corp.  As of the date of this report the merger transaction contemplated under the terms of the Merger Agreement has not yet been consummated.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to July 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company. On November 10, 2011, we entered into the Merger Agreement with Latitude Global. While it is our intent to close a merger transaction with Latitude Global, there can be no assurance that we will be able consummate this transaction or an acquisition of any other operating company. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months, if the merger with Latitude Global is not consummated, shall be to continue its efforts to locate suitable acquisition candidates.

Year ended July 31, 2012 Compared to Year ended July 31, 2011

For the year ended July 31, 2012, the Company had a net loss of $136,156 compared to a net loss of $80,249 for the year ended July 31, 2011.  This increase in net loss of $55,907 (69.7%) between the comparable periods was primarily attributable to an increase in professional fees from $25,235 for the year ended July 31, 2011 to $65,220 for the year ended July 31, 2012 ($39,985), an increase in interest expense from $11,013 for the year ended July 31, 2011 to $16,841 for the year ended July 31, 2012 ($5,828), an increase in general and administrative expenses from $4,001 for the year ended July 31, 2011 to $9,206 for the year ended July 31, 2012 ($5,205), as well as an increase in taxes paid by the Company from none for the year ended July 31, 2011 to $4,889 for the year ended July 31, 2012 ($4,889). The increase in professional fees between the comparable periods is primarily attributable to (a) a total increase of $24,250 in legal fees, which was attributable to (i) $18,750 payable by the Company, during the year ended July 31, 2012, in connection with its proposed merger transaction with Latitude Global and (ii) an additional $5,500 we paid for the preparation and filing of our SEC reports, as a result of a $500 per month increase commencing on July 1, 2011, (b) an increase of $7,235 in accounting fees payable for preparation and review of our financial statements, which was a result of our outsourcing of the preparation of our financial statements for fiscal year 2011, payments for which were made during the year ended July 31, 2012, and (c) an increase of $8,500 in tax preparation fees payable for the preparation of all of our income and franchise tax returns for the tax year ended July 31, 2011 and the 2012 Delaware franchise tax year, including all prior-year tax returns that we inadvertently failed to file.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company. The increase in general and administrative expenses between the comparable periods is primarily attributable to an increase of $5,205 relating to (a) the preparation and filing of our SEC Reports, including our Quarterly Report on Form 10-Q for the period ended January 31, 2012, which included financial statement information in XBRL format for the first time for that quarterly period and (b) an increase in the amount of fees payable to the Company’s stock transfer agent. The increase in taxes paid by the Company between the comparable periods reflects (a) the filing of tax returns and payment of California franchise taxes, penalties and interest in November 2011 and April 2012, in the aggregate amount of $3,686, in respect of returns which the Company inadvertently failed to file on a timely basis, (b) payment of New York franchise taxes, penalties and interest in November 2011, in the aggregate amount of $664, in respect of taxes which the Company inadvertently failed to pay on a timely basis and (c) payment of Delaware franchise taxes in May 2012, in the amount of $539 for the 2012 Delaware franchise tax year.

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

If the merger with Latitude Global is not consummated, the Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

We had no cash on hand at July 31, 2012 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $460,583. As of July 31, 2012 we had total liabilities of $386,857.

We have no commitment for any capital expenditure and foresee none. However, we have incurred certain transaction expenses and may incur additional transaction expenses, in connection with our proposed merger with Latitude Global, whether or not such merger is consummated, as well as routine fees and expenses incident to our reporting duties as a public company.   If we do not consummate the merger with Latitude Global, we will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition.  If we do not consummate the merger with Latitude Global or any other business, our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2013. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will lend funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. As of July 31, 2012, we have incurred an outstanding indebtedness to Regent, our principal stockholder, in the principal amount of $349,703.  If we consummate the merger transaction with Latitude Global, concurrent with such closing, the Company has agreed to issue to Regent convertible promissory notes in an aggregate principal amount of $256,083 in consideration of a portion of the outstanding principal and accrued and unpaid interest owed to Regent as of July 31, 2012. The remaining portion of the outstanding indebtedness, including accrued and unpaid interest, through the date of the closing of the merger transaction will be converted into common stock of the Company issuable to Regent immediately prior to the closing so that Regent’s pre-closing ownership of the Company will be increased.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2012, relative to our ability to continue as a going concern. We had a working capital deficit of $386,857 at July 31, 2012; we had an accumulated deficit of $460,583 incurred through July 31, 2012; and recorded losses of $136,156 for the year ended July 31, 2012. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2013 and thereafter. The consolidated financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.  In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The nature of our business generally does not call for the preparation or use of estimates.  Due to the fact that the Company does not have any operating business, we do not believe that we have any such critical accounting policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited consolidated financial statements for the Company and its wholly-owned subsidiary, Latitude Global Acquisition Corp. for the fiscal years ended July 31, 2012 and 2011 and the reports thereon of Paritz & Co, PA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blink Couture, Inc.
(A Development Stage Company)
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Blink Couture, Inc. (A Development Stage Company) for the years ended July 31, 2012 and 2011, and the related statements of operations, change in stockholders’ deficiency and cash flows for the years ended July 31, 2012 and 2011, and the period from inception (October 23, 2003) to July 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Blink Couture, Inc. as of July 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended July 31, 2012 and 2011, and for the period from inception (October 23, 2003) to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 3, the Company has no revenue since inception and has generated net losses of $460,583 during the period of October 23, 2003 (inception) to July 31, 2012 and its current liabilities and total liabilities exceed its current assets and total assets by $386,857.These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.
Hackensack, New Jersey
October 23, 2012

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
(in US$)	2012	2011

Current Assets
Cash	$–	$0
Prepaid Expense	–	–
Total Current Assets	–	0

Property and Equipment (net)	–	–

TOTAL ASSETS	$-	$0

Current Liabilities
Accounts Payable	$-	$3,415
Accrued Interest - Related Parties	37,154	20,313
Notes Due to Related Parties	349,703	226,973
Total Current Liabilities	386,857	250,701

Total Liabilities	386,857	250,701

Stockholders Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of July 31, 2012 and July 31, 2011)	39	39
Additional Paid-in Capital	73,687	73,687
Deficit Accumulated during the Development Stage	(460,583)	(324,427)
Total Stockholders Deficiency	(386,857)	(250,701)
Total Liabilities & Stockholders Deficiency	$(0)	$0

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			October 23, 2003 thru
	12 Months Ended July 31,		July 31, 2012
(in US$)	2012	2011	Since Inception

Revenues	$-	$-	$-

Operating Expenses
Amortization	–	–	741
General and Administrative	9,206	4,001	43,524
Taxes	4,889	–	4,889
Management Fees	40,000	40,000	187,500
Marketing	–	–	11,192
Professional Fees	65,220	25,235	174,816
Rent	–	–	767
Total Operating Expenses	119,315	69,236	423,429

Other Expenses
Interest Expense - Related Parties	16,841	11,013	37,154

Total Expenses	136,156	80,249	460,583

Net Loss	$(136,156)	$(80,249)	$(460,583)

Basic Loss per share	$(0.35)	$(0.20)
Weighted Average Shares	393,169	393,169

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			October 23, 2003 thru
	12 Months Ended July 31,		July 31, 2012
(in US$)	2012	2011	Since Inception

Operating Activities
Net Loss	(136,156)	(80,249)	(460,583)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	–	–	741
Common Stock Issued for Services	-	-	300

Change in Operating Assets and Liabilities:
Change in Prepaid expense	–	–	–
Change in Accounts Payable	(3,415)	(1,235)	–
Change in Accrued Interest	16,841	11,013	37,154
Net Cash used in Operating Activities	(122,730)	(70,471)	(422,388)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash used in Investing Activities	–	–	(741)

Financing Activities
Proceeds from Notes Due to Related Parties	122,730	70,471	349,703
Donated Capital	–	–	23,636
Proceeds from Issuance of Common Stock	–	–	49,790
Net Cash provided by Financing Activities	122,730	70,471	423,129

Net (decrease) increase in Cash	(0)	0	0

Cash Beginning of Period	–	0	–

Cash End of Period	$(0)	$(0)	$0

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	0	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	0	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	0	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	0	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	0	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(136,156)	(136,156)
Balance – July 31, 2012	393,169	39	73,687	(460,583)	(386,857)

See accompanying notes to consolidated financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLDIDATED FINANCIAL STATEMENTS
July 31, 2012

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

Blink Couture, Inc. (the “Company”) was originally incorporated as Fashionfreakz International Inc. on October 23, 2003 under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has limited operations and in accordance with Accounting Standards Codification 915, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated balance sheet and consolidated statement of equity as of July 31, 2012 and the consolidated related statements of operations and cash flows for the years then ended July 31, 2012 and 2011, and October 23, 2003 (inception) through July 31, 2012, contain the accounts of Blink Couture, Inc. and its wholly owned subsidiary Latitude Global Acquisition Corp.

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
July 31, 2012

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

F. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes that enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

I. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

ASC 820 defines fair value as the exchange price that would  be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurment date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue, generated net losses of $460,583 during the period of October 23, 2003 (inception) to July 31, 2012 and its current liabilities and total liabilities exceed its current assets and total assets by $386,857. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012

NOTE 3. GOING CONCERN (Cont’d)

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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital, LLC (“Regent”). The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During each of the fiscal years ended July 31, 2012 and 2011, the Company paid a total of $40,000 in fees to Regent.

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
July 31, 2012

NOTE 4. RELATED PARTY TRANSACTIONS (Cont’d)

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

On February 23, 2011, the parties further amended and extended the promissory note (i) increasing the principal balance amount to $193,212, representing amounts advanced to the Company by the payee during the period November 1, 2010 through January 31, 2011 and (ii) extending the maturity date of the promissory note through and until January 31, 2012.  At January 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $193,212, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012

NOTE 4. RELATED PARTY TRANSACTIONS (Cont’d)

On July 31, 2012, the parties further amended the Note increasing the principal balance to $349,703 representing amounts advanced to the Company by the payee during the period May 1, 2012 through July 31, 2012. At July 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $349,703, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $461,000, which will expire in 2024 to 2032. The expected income tax benefit for the net operating loss carryforwards is approximately $129,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $129,000 at April 30, 2012.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is unlikely.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.  There were no material subsequent events as of that date which would require disclosure in or adjustment to the financial statements.

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

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of July 31, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended July 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2012.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2012 and July 31, 2011.

Name and Position	Year	Cash Compensation	Other Compensation

Lawrence D. Field, President, Chief Executive	2012	None	None
Officer, Chief Financial Officer and Secretary	2011	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of October 26, 2012 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and Address	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares
Regent Private Capital LLC	312,383	79.45%
5727 South Lewis Avenue Tulsa, OK 74105

Lawrence D. Field*	312,383	79.45%
5727 South Lewis Avenue Tulsa, OK 74105

Officers and directors as a group (one person)*	312,383	79.45%
__________
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

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent. The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During each of the fiscal years ended July 31, 2012 and 2011, the Company paid a total of $40,000 in fees to Regent.

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

On July 31, 2012, the parties further amended the Note increasing the principal balance to $349,703 representing amounts advanced to the Company by the payee during the period May 1, 2012 through July 31, 2012.  At July 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $349,703, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, Paritz & Co, P.A., as of October 23, 2012, for professional services rendered in connection with the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, during our fiscal year ended July 31, 2012, and for services normally provided in connection with statutory and regulatory filings made during such fiscal year were $5,570, all of which have been paid.  We estimate additional audit fees in an amount of approximately $4,000, in connection with the completion of the audit of our financial statements for the fiscal year ended July 31, 2012, for which we have not yet been billed.  The aggregate fees billed by our auditors, Paritz & Co, P.A., for professional services rendered in connection with the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, during our fiscal year ended July 31, 2011, and for services normally provided in connection with statutory and regulatory filings made during such fiscal year were $8,735, all of which have been paid.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During our fiscal year ended July 31, 2012, the Company paid no fees related to tax compliance. During our fiscal year ended July 31, 2011, the Company also paid no fees related to tax compliance. During our fiscal year ended July 31, 2012, the Company paid $8,500 for tax preparation services. No fees were paid for tax preparation services, during our fiscal year ended July 31, 2011.

 All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

 Audit Committee’s Pre-Approval Process

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended July 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co, P.A., Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of July 31, 2012 and 2011

●	Consolidated Statements of Operations for the years ended July 31, 2012 and 2011 and the period from October 23, 2003 (inception) to July 31, 2012

●	Consolidated Statements of Changes in Stockholders’ Equity for the period from October 23, 2003 (inception) to July 31, 2012

●	Consolidated Statements of Cash Flows for the years ended July 31, 2012 and 2011 and the period from October 23, 2003 (inception) to July 31, 2012

●	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  Exhibits

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation of Fashionfreakz International Inc., filed with the Secretary of State of Delaware on October 23, 20031

3.2	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on December 2, 20051

3.3	Bylaws of Fashionfreakz International Inc1

3.4	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on June 13, 200810

3.5	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on November 2, 200910

4	Instrument Defining the Right of Holders – Form of Share Certificate1

10.1	Lease Agreement1

10.2	Web Development Agreement with Gravit-e Technologies, Inc.1

10.3	Management Agreement with Susanne Milka1

10.4	Distribution Agreement with Sweet Dream Tees Inc.1

10.5	Web Design Agreement with Sandra Wong1

10 (Filed as Exhibit 10.1)	Distribution Agreement with Sofia Bozikis dba Sofia Bozikis Handbags2

10 (Filed as Exhibit 10.1)	Inventory Purchase and Loan Set Off Agreement with Susan Milka3

10 (Filed as Exhibit 10.1)	Stock Purchase Agreement dated as of February 20, 20084

10 (Filed as Exhibit 10.1)	Service Agreement between Blink Couture, Inc. and Fountainhead Capital Management Limited dated as of March 5, 20085

10 (Filed as Exhibit 10.1)	Promissory Note with Fountainhead Capital Management Limited dated January 31, 20096

10.6	Stock Purchase Agreement, dated December 29, 2009, between Fountainhead Capital Management Limited and Regent Private Capital, LLC 7

10.7	Assignment of Promissory Note of Blink Couture, Inc. dated December 29, 20097

10.8	Assignment of Promissory Note of Altitude Group, LLC dated December 29, 20097

10.9	Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dates as of March 15, 20108

10.10	Services Agreement between Blink Couture, Inc. and Regent Private Capital, LLC, dated as of January 1, 20108

10.11	Supplement to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 20109

10.12	Supplement No. 2 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 201010

10.13	Supplement No. 3 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 201011

10.14	Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated February 23, 201112

10.15	Supplement No. 1 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 201113

10.16	Supplement No. 2 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 201114

10.17	Agreement and Plan of Merger by and among Blink Couture, Inc., Latitude Global Acquisition Corp. and Latitude Global, Inc., dated as of November 10, 201115

10.18	Supplement No. 3 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 201116

10.19	Extension Agreement 17

10.20	Second Extension Agreement 18

10.21	Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of January 31, 201219

10.22	Supplement No. 1 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 2012 20

10.23	Supplement No. 2 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 2012*

14.1	Corporate Code of Ethics and Conduct10

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended July 31, 2012*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
_______
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

14 Filed as an exhibit to the Company's Form 10-K (File No. 333-138951) filed with the Securities and Exchange Commission on October 28, 2011 and incorporated herein by this reference.

15 Filed as an exhibit to the Company's Form 8-K (File No. 333-138951) filed with the Securities and Exchange Commission on November 14, 2011 and incorporated herein by this reference.

16 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on December 14, 2011 and incorporated herein by this reference.

17 Filed as an exhibit to the Company's Form 8-K (File No. 333-138951) filed with the Securities and Exchange Commission on December 27, 2011 and incorporated herein by this reference.

18 Filed as an exhibit to the Company's Form 8-K (File No. 333-138951) filed with the Securities and Exchange Commission on February 29, 2012 and incorporated herein by this reference.

19 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on March 16, 2012 and incorporated herein by this reference.

20 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on June 13, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK COUTURE, INC.

Dated: October 26, 2012	By:	/s/ Lawrence D. Field
Lawrence D. Field, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

	Title	Date

/s/ Lawrence D. Field	President, Chief Executive Officer,	October 26, 2012
Lawrence D. Field	Chief Financial Officer,
Secretary and Director