Form 10-Q
period 2012-10-31
Blink Couture Inc.
filed 2012-12-14
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at December 14, 2012.

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A.	RISK FACTORS	15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4.	MINE SAFETY DISCLOSURES	15

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	17

SIGNATURES		18

EXHIBIT 10.27
EXHIBIT 31.1
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
(in US$)	2012	2012
	(Unaudited)	(Audited)
Current Assets
Cash	$0	$-
Prepaid Expense	–	–
Total Current Assets & Total Assets	0	–

Property and Equipment (net)	–	–

Current Liabilities
Accounts Payable	$-	$-
Accrued Interest - Related Parties	42,445	37,154
Notes Due to Related Parties	374,722	349,703
Total Current Liabilities & Total Liabilities	417,167	386,857

Stockholders' Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of October 31, 2012 and July 31, 2012)	39	39
Additional Paid-in Capital	73,687	73,687
Deficit Accumulated during the Development Stage	(490,893)	(460,583)
Total Stockholders' Deficiency	(417,167)	(386,857)
Total Liabilities & Stockholders' Deficiency	$(0)	$(0)

See accompanying notes to financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			October 23, 2003 thru
	3 Months Ended October 31,		October 31, 2012
(in US$)	2012	2011	Since Inception

Revenues	$-	$-	$-

Costs & Expenses
Operating Expenses	25,019	16,200	448,448
Interest Expense - Related Parties	5,291	3,427	42,445

Total Expenses	30,310	19,627	490,893

Net (Loss)	$(30,310)	$(19,627)	$(490,893)

Basic Loss per share	$(0.08)	$(0.05)
Weighted Average Shares	393,169	393,169

See accompanying notes to financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 23, 2003 thru
	3 Months Ended October 31,		October 31, 2012
(in US$)	2012	2011	Since Inception

Operating Activities
Net (Loss)	(30,310)	(19,627)	(490,893)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	–	–	741
Common Stock Issued for Services	–	–	300

Change in Operating Assets and Liabilities:
Change in Prepaid Expense	–	(12,500)	–
Change in Accounts Payable	–	(3,100)	–
Change in Accrued Interest - Related Parties	5,291	3,427	42,445
Net Cash used in Operating Activities	(25,019)	(31,800)	(447,407)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash used in Investing Activities	–	–	(741)

Financing Activities
Proceeds from Notes Due to Related Parties	25,019	31,800	374,722
Donated Capital	–	–	23,636
Proceeds from issuance of Common Stock	–	–	49,790
Net Cash provided by Financing Activities	25,019	31,800	448,148

Net (decrease) increase in Cash	–	–	0

Cash Beginning of Period	0	0	0

Cash End of Period	$0	$0	$0

See accompanying notes to financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	0	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	0	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	0	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	0	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	0	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	0	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(136,156)	(136,156)
Balance – July 31, 2012	393,169	39	73,687	(460,583)	(386,857)
Net loss for the year	–	–	–	(30,310)	(30,310)
Balance – October 31, 2012	393,169	39	73,687	(490,893)	(417,167)

See accompanying notes to financial statements.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated balance sheet and consolidated statement of equity as of October 31, 2012 and the consolidated related statements of operations and cash flows for the three months ended October 31, 2012 and 2011, and for the period from October 23, 2003 (inception) through October 31, 2012, contain the accounts of Blink Couture, Inc. and its wholly owned subsidiary Latitude Global Acquisition Corp., and are unaudited.  Latitude Global Acquisition Corp. was dissolved in the State of Florida, by administrative dissolution, on September 28, 2012.  The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2012.

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
October 31, 2012

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $490,893 during the period of October 23, 2003 (inception) to October 31, 2012 and its current liabilities and total liabilities exceed its current assets and total assets by $417,167. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012

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

From time to time Regent advances additional amounts to the Company under the terms of the note.  As of October 31, 2012 the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $374,722, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $491,000. The expected income tax benefit for the net operating loss carryforwards is approximately $137,500. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 28% or approximately $137,500 at October 31, 2012.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through December 11, 2012, the date these financial statements were issued.  On December 5, 2012, the Company executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global. Inc. for the purpose of mutually terminating the Merger Agreement, dated as of November 10, 2011, among Latitude Global, Inc. (“Latitude Global”), the Company and Latitude Global Acquisition Corp. (the “Merger Agreement”) and all proposed transactions relating to the merger of Latitude Global with and into the Company’s former wholly-owned subsidiary, Latitude Global Acquisition Corp.  Pursuant to the provisions of the Termination Agreement, as a condition to the termination of the Merger Agreement, Latitude Global has agreed to reimburse the Company, in the aggregate amount of $47,500, for its expenses relating to the Merger Agreement, including legal fees.   Latitude Global has agreed to pay this amount in six equal consecutive monthly installments of $7,916.66 with the initial payment having been received by the Company on December 11, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information (within the meaning of the Private Securities Litigation Reform Act of 1995) relating to Blink Couture, Inc. (“Blink Couture,” “we,” “us,” “our” or the “Company”) that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission (“SEC”) regulations which affect trading in the securities of “penny stocks:” and other risks and uncertainties.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Termination of Proposed Acquisition of Operating Business

On November 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we planned to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries, currently operates a combined restaurant and entertainment facility in Jacksonville, Florida.  For the purpose of entering into the Merger Agreement with Latitude Global, on November 4, 2011, we formed Latitude Global Acquisition Corp., as our wholly-owned subsidiary, which was dissolved in the State of Florida, by administrative dissolution, on September 28, 2012.  On December 5, 2012, Latitude Global and the Company entered into a Termination and Release Agreement to terminate the Merger Agreement.  See Part II, Item 5 of this report (Additional Information) for further information on the termination of the Merger Agreement.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from October 23, 2003 (Inception) to October 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company.   There can be no assurance that we will be able consummate an acquisition of any operating company.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended October 31, 2012 Compared to Three Months ended October 31, 2011.

For the three months ended October 31, 2012, the Company had a net loss of $30,310 compared to a net loss of $19,627 for the three months ended October 31, 2011.  This increase in net loss of $10,683 (55.3%) between the comparable periods was primarily attributable to (a) an increase in professional fees from $6,000 for the three months ended October 31, 2011 to $12,660 for the same quarter in 2012 ($6,660), (b) an increase in interest expense from $3,427 for the three months ended October 31, 2011 to $5,291 for the same quarter in 2012 ($1,864), (c) an increase in general and administrative expenses from $200 for the three months ended October 31, 2011 to $2,234 for the three months ended October 31, 2012 ($2,034) and (d) an increase in tax expense from $0 for the three months ended October 31, 2011 to $125 for the three months ended October 31, 2012 ($125).  The increase in professional fees between the comparable periods is primarily attributable to an increase of $6,660 in accounting fees payable for preparation and review of our financial statements and tax preparation fees.  The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made by Regent Private Capital, LLC, the Company’s principal stockholder (“Regent”), since December 29, 2009, to pay all expenses incurred by the Company.  The increase in general and administrative expenses between the comparable periods is primarily attributable to (a) an increase of $2,034 relating to an increase in the amount of fees payable to the Company’s stock transfer agent and the Company’s SEC filing service.  The increase in tax expense between the comparable periods is attributable to the payment of 2012 Oklahoma business activity taxes.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, we anticipate incurring costs related to:

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

Liquidity and Capital Resources

We had no cash on hand at October 31, 2012 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $490,893.  As of October 31, 2012 we had total liabilities of $417,167.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company.  We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $100,000 in the fiscal year ending July 31, 2013, excluding any expenses related to our terminated proposed merger transaction with Latitude Global. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

 We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will lend funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  As of October 31, 2012, we have incurred an outstanding indebtedness to Regent, our principal stockholder, in the principal amount of $374,722.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the consolidated financial statements for the period ended July 31, 2012, relative to our ability to continue as a going concern. We had a working capital deficit of $417,167 at October 31, 2012; we had an accumulated deficit of $490,893 incurred through October 31, 2012; and recorded losses of $30,310 for the three months ended October 31, 2012. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2013 and thereafter. The consolidated financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Supplement No. 3 to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note

Effective as of October 31, 2012, we executed Supplement No. 3 (the “Third Supplement”) to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note (the “Sixth Loan Restatement”) with Regent.  The Sixth Loan Restatement was filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 16, 2012.  The Third Supplement supplements and amends the Sixth Loan Restatement, a previously supplemented by Supplement No. 1 to the Sixth Loan Restatement, filed as Exhibit 10.22 to  the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 13, 2012 and Supplement No. 2 to the Sixth Loan Restatement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2012, by increasing the aggregate principal amount outstanding thereunder, to include additional advances made by Regent to the Company to pay operating expenses from August 1, 2012 through and until October 31, 2012, by $25,019 to $374,722.  All other terms of the Sixth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Third Supplement is only a summary and is qualified in its entirety by reference to Supplement No. 3 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Termination of Merger Agreement with Latitude Global

On December 5, 2012, the Company executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement and all proposed transactions relating to the merger of Latitude Global with and into our now-dissolved wholly-owned subsidiary, Latitude Global Acquisition Corp.

More detailed information on the termination of the Merger Agreement can be found in the Current Report on Form 8-K filed by the Company with the SEC on December 11, 2012 (the “Form 8-K”).  A copy of the Termination Agreement and all material related agreements were also filed as exhibits to the Form 8-K.  All of the information contained in the Form 8-K is incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.27	Supplement No. 3 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 2012.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: December 14, 2012	By:	/s/ Lawrence D. Field
Lawrence D. Field,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)