Form 10-Q
period 2013-01-31
Blink Couture Inc.
filed 2013-03-18
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138951

BLINK COUTURE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State of organization)	(I.R.S. Employer Identification No.)

c/o Regent Private Capital II, LLC
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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at March 15, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(in US$)	2013	2012
	(Unaudited)	(Audited)

Total Assets	$-	$-

Current Liabilities
Accrued Interest - Related Parties	48,114	37,154
Notes Due to Related Parties	398,056	349,703
Total Current Liabilities & Total Liabilities	446,170	386,857

Stockholders' Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	–	–
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of January 31, 2013 and July 31, 2012)	39	39
Additional Paid-in Capital	73,687	73,687
Deficit Accumulated during the Development Stage	(519,896)	(460,583)
Total Stockholders' Deficiency	(446,170)	(386,857)
Total Liabilities & Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 23, 2003 thru
	3 Months Ended January 31,		6 Months Ended January 31,		January 31, 2013
(in US$)	2013	2012	2013	2012	Since Inception

Revenues	$-	$-	$-	$-	$-

Other Revenues
Other Revenues	$7,917	$-	$7,917	$-	$7,917

Operating Expenses
Amortization	$-	$-	$-	$-	$741
General and Administrative	2,751	3,172	4,985	3,372	48,509
Taxes	-	2,264	125	2,264	5,014
Management Fees	10,000	10,000	20,000	20,000	207,500
Marketing	-	-	-	-	11,192
Professional Fees	18,500	25,500	31,160	31,500	205,976
Rent	-	-	-	-	767
Total Operating Expenses	$31,251	$40,936	$56,270	$57,136	$479,699

Other Expenses
Interest Expense	5,669	3,916	10,960	7,343	48,114

Total Expenses	36,920	44,852	67,230	64,479	527,812

Net (Loss)	$(29,003)	$(44,852)	$(59,313)	$(64,479)	$(519,896)

Basic Loss per share	$(0.07)	$(0.11)	$(0.15)	$(0.16)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 23,
	6 Months Ended January 31,		2003 thru January 31, 2013
(in US$)	2013	2012	Since Inception

Operating Activities
Net (Loss)	(59,313)	(64,479)	(519,896)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	–	–	741
Common Stock Issued for Services	–	–	300

Change in Operating Assets and Liabilities:
Change in Prepaid Expense	–	(12,500)	–
Change in Accounts Payable	–	(3,100)	–
Change in Accrued Interest - Related Parties	10,960	7,343	48,114
Net Cash Used by Operating Activities	(48,353)	(72,736)	(470,741)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash Used in Investing Activities	–	–	(741)

Financing Activities
Proceeds from Notes Due to Related Parties	48,353	72,736	398,056
Donated Capital	–	–	23,636
Proceeds from issuance of Common Stock	–	–	49,790
Net Cash Provided by Financing Activities	48,353	72,736	471,482

Net (decrease) increase in Cash	-	-	-

Cash Beginning of Period	-	-	-

Cash End of Period	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY

	Common Stock #	Amount $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	-	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	-	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	-	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	-	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	-	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	-	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	-	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(136,156)	(136,156)
Balance – July 31, 2012	393,169	39	73,687	(460,583)	(386,857)
Net loss for the year	–	–	–	–	–
Balance – January 31, 2013	393,169	39	73,687	(460,583)	(386,857)

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

Blink Couture, Inc. (the “Company”) was originally incorporated as Fashionfreakz International Inc. on October 23, 2003 under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has limited operations and in accordance with the Financial Accounting Standards Board ASC 915, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING AND PRESENTATION

The accompanying balance sheet and statement of equity as of January 31, 2013 and the related statements of operations and cash flows for the three months and six months ended January 31, 2013 and 2012, and for the period from October 23, 2003 (inception) through January 31, 2013, contain the accounts of Blink Couture, Inc. and its wholly-owned subsidiary Latitude Global Acquisition Corp., and are unaudited.  Latitude Global Acquisition Corp. was dissolved in the State of Florida, by administrative dissolution, on September 28, 2012.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months and six months ended January 31, 2013 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2012.

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
January 31, 2013

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $519,896 during the period of October 23, 2003 (inception) to January 31, 2013, has no assets and its current liabilities and total liabilities exceed its current assets and total assets by $446,170. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

NOTE 4. RELATED PARTY TRANSACTIONS (Cont’d)

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note.  Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares.  Additionally, from January 1, 2013 to January 31, 2013, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note.  As of January 31, 2013 the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $398,056, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $520,000. The expected income tax benefit for the net operating loss carryforwards is approximately $182,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 35% or approximately $182,000 at January 31, 2013.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 6. TERMINATION OF MERGER

On November 10, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company planned to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries, operates combined restaurant and entertainment facilities in various locations.

On December 5, 2012, the Company executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, dated as of November 10, 2011 and all proposed transactions relating to the merger. As a condition to the termination of the Merger Agreement, Latitude Global has agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees.  Latitude Global has agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment to be received on or around December 11, 2012.  For the three months ended January 31, 2013, the Company received a total of $7,917 under the terms of this agreement.  The Company is recording payments as received and did not accrue the total obligation due to the potential non-collectability of these payments.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through March 12, 2013, the date these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustment to the consolidated financial statements.

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

Termination of Proposed Acquisition of Operating Business

On November 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we planned to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries, currently operates combined restaurant and entertainment facilities in several locations.  For the purpose of entering into the Merger Agreement with Latitude Global, on November 4, 2011, we formed Latitude Global Acquisition Corp., as our wholly-owned subsidiary, which was dissolved in the State of Florida, by administrative dissolution, on September 28, 2012.  On December 5, 2012, Latitude Global and the Company entered into a Termination and Release Agreement to terminate the Merger Agreement.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from October 23, 2003 (Inception) to January 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company.   There can be no assurance that we will be able consummate an acquisition of any operating company.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended January 31, 2013 Compared to Three Months ended January 31, 2012.

For the three months ended January 31, 2013, the Company had a net loss of $29,003 compared to a net loss of $44,852 for the three months ended January 31, 2012.  This reduction in net loss of $15,849 (35.3%) between the comparable periods was primarily attributable to (a) non-operating income recognized by the Company of $7,917, during the three months ended January 31, 2013, (b) a reduction in professional fees from $25,500 for the three months ended January 31, 2012 to $18,500 for the same quarter in 2013 ($7,000), (c) a reduction in tax expense from $2,264 for the three months ended January 2012 to none for the three months ended January 31, 2013 ($2,264) and (d) a reduction in general and administrative expenses from $3,172 for the three months ended January 31, 2012 to $2,751 for the three months ended January 31, 2013 ($421), which was partially offset by an increase in interest expense from $3,916 for the three months ended January 31, 2012 to $5,669 for the same quarter in 2013 ($1,753).

The non-operating income recognized by the Company, during the three months ended January 31, 2013, reflects the first installment payment made to the Company by Latitude Global, in December 2012, of a total of $47,500 payable by Latitude Global to the Company, to reimburse the Company for its expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.  Additional installment payments, each in the same amount, were due and payable by Latitude Global to the Company on January 15, 2013, February 15, 2013 and March 15, 2013, and two additional installments are due and payable on April 15, 2013 and May 15, 2013.  The Company has extended the due dates of the January and February installments and expects to receive these payments during the week of March 18, 2013.

The reduction in professional fees between the comparable periods is primarily attributable to a reduction in the payment of fees by the Company for internal accounting review, which was partially offset by an increase in legal fees and an increase in fees payable to the Company’s auditors, between those same periods.

The reduction in tax expense between the comparable periods is attributable to reduced state income tax liabilities, attributable to the Company’s having paid past due tax obligations, during the three months ended January 31, 2012, all of which tax obligations were current, during the three months ended January 31, 2013.

The reduction in general and administrative expenses between the comparable periods is primarily attributable to a reduction in the fees paid by the Company, in connection with the preparation and filing of its SEC Reports.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to new loans made to the Company, since January 31, 2012, including loans made during the quarter ended January 31, 2013, by (i) Regent Private Capital, LLC, formerly the principal stockholder of the Company (“Regent”) and (ii) Regent Private Capital II, LLC (“Regent II”), a company whose sole member is Charles C. Stephenson, Jr., one of the Company’s principal stockholders.  Mr. Stephenson became a stockholder of the Company upon the transfer of a portion of the shares of the Company’s common stock, from Regent to Mr. Stephenson, effective as of December 31, 2012, upon the dissolution and liquidation of Regent.  Additionally, Lawrence Field, the Company’s sole officer and director, was the managing member of Regent and is currently the managing member of Regent II.  All of Regent’s rights in prior loans provided by Regent and certain other stockholders of the Company, from December 29, 2009 to December 31, 2012, were assigned to Mr. Stephenson and Cynthia Field, who was assigned Regent’s remaining shares of common stock, is the Secretary of Regent II, and is Lawrence Field’s wife.

Six Months ended January 31, 2013 Compared to Six Months ended January 31, 2012.

For the six months ended January 31, 2013, the Company had a net loss of $59,313 compared to a net loss of $64,479 for the six months ended January 31, 2012.  This reduction in net loss of $5,166 (8.0%) between the comparable periods was primarily attributable to (a) non-operating income recognized by the Company of $7,917, during the six months ended January 31, 2013 (b) a reduction in professional fees from $31,500 for the six months ended January 31, 2012 to $31,160 for the six months ended January 31, 2013 ($340) and (c) a reduction in tax expense from $2,264 for the six months ended January 31, 2012 to $125 for the six months ended January 31, 2013 ($2,139) which was partially offset by (a) an increase in interest expense from $7,343 for the six months ended January 31, 2012 to $10,960 for the six months ended January 31, 2013 ($3,617) and (b) an increase in general and administrative expenses from $3,372 for the six months ended January 31, 2012 to $4,985 for the six months ended January 31, 2013 ($1,613).

The non-operating income recognized by the Company, during the six months ended January 31, 2013, reflects the first installment payment made to the Company by Latitude Global, in December 2012, of a total of $47,500 payable by Latitude Global to the Company, to reimburse the Company for its expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.  Additional installment payments, each in the same amount, were due and payable by Latitude Global to the Company on January 15, 2013, February 15, 2013 and March 15, 2013, and two additional installments are due and payable on April 15, 2013 and May 15, 2013.  The Company has extended the due dates of the January and February installments and expects to receive these payments during the week of March 18, 2013.

The reduction in professional fees between the comparable periods is primarily attributable to a reduction in the payment of fees by the Company for internal accounting review, which was partially offset by an increase in legal fees and an increase in fees payable to the Company’s auditors, between those same periods.

The reduction in tax expense between the comparable periods is attributable to reduced state income tax liabilities, attributable to the Company’s having paid past due tax obligations, during the six months ended January 31, 2012, all of which tax obligations were current, during the six months ended January 31, 2013.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made to the Company by Regent and Regent II, since January 31, 2012, including loans made during the quarter ended January 31, 2013, to pay all expenses incurred by the Company.

The increase in general and administrative expenses between the comparable periods is primarily attributable to an increase in the fees paid by the Company, in connection with the preparation and filing of its SEC Reports.

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

Liquidity and Capital Resources

We had no cash on hand at January 31, 2013 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $519,896.  As of January 31, 2013 we had total liabilities of $446,170.

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

 We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will lend funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  As of January 31, 2013, we have incurred an outstanding indebtedness to Regent II and certain of our stockholders, in the aggregate principal amount of $398,056.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the consolidated financial statements for the period ended July 31, 2012, relative to our ability to continue as a going concern. We had a working capital deficit of $446,170 at January 31, 2013; we had an accumulated deficit of $519,896 incurred through January 31, 2013; and recorded losses of $29,003 for the three months ended January 31, 2013. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2013 and thereafter. The consolidated financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Supplement No. 4 to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note with Regent

Effective as of December 31, 2012, we executed Supplement No. 4 (the “Fourth Supplement”) to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note (the “Sixth Loan Restatement”) with Regent.  The Fourth Supplement supplements and amends the Sixth Loan Restatement, as previously supplemented by Supplement No. 1 to the Sixth Loan Restatement, filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 13, 2012, Supplement No. 2 to the Sixth Loan Restatement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2012, and Supplement No. 3 to the Sixth Loan Restatement, filed as Exhibit 10.27 to the Company’s Quarterly  Report on Form 10-Q filed with the SEC on December 14, 2012, by increasing the aggregate principal amount outstanding thereunder, to include additional advances made by Regent to the Company to pay operating expenses from November 1, 2012 through and until December 31, 2012, by $11,075 to $385,797.  All other terms of the Sixth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Fourth Supplement is only a summary and is qualified in its entirety by reference to Supplement No. 4 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Seventh Amendment and Restatement of Loan Agreement and Promissory Note with New Principal Stockholders

Effective as of December 31, 2012, Regent assigned all of its right, title and interest under the Sixth Loan Restatement, through the Fourth Supplement, to Charles C. Stephenson, Jr. and Cynthia S. Field, each of whom also became principal stockholders of the Company as of such date.  In furtherance of the foregoing, effective as of December 31, 2012, we executed a Seventh Amendment and Restatement of Loan Agreement and Promissory Note (the “Seventh Loan Restatement”) with Mr. Stephenson and Ms. Field.  The Seventh Loan Restatement amended and restated the Sixth Loan Restatement, as supplemented through the Fourth Supplement, by (i) allocating to each of Mr. Stephenson and Ms. Field the right to receive 50% of the outstanding principal and accrued and unpaid interest thereon so that as of December 31, 2012, the outstanding principal amount owed by the Company to each of them was $192,878.99, with accrued and unpaid interest thereon of $23,104.04 and (ii) extending the maturity date set forth in the Sixth Loan Restatement from January 31, 2013, through and until January 31, 2014. All other terms of the Sixth Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Seventh Loan Restatement is only a summary and is qualified in its entirety by reference to the Seventh Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Loan Agreement and Promissory Note with Regent II

Effective as of January 31, 2013, we entered into a new Loan Agreement and Promissory Note with Regent II (the “Regent II Loan Agreement”), which covers loans made by Regent II to the Company, in the aggregate principal amount of $12,258 for the payment of the Company’s operating expenses during the period from January 1, 2013 to January 31, 2013.  Interest on the outstanding principal amount of these loans accrues at a rate of 6% per annum and is due and payable on or before January 31, 2014.

The foregoing description of the Regent II Loan Agreement is only a summary and is qualified in its entirety by reference to the Loan Agreement and Promissory Note with Regent II, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.28	Supplement No. 4 to the Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of December 31, 2012, with Regent Private Capital, LLC.

10.29	Seventh Amendment and Restatement of Loan Agreement and Promissory Note, dated as of December 31, 2012, with Charles C. Stephenson, Jr. and Cynthia S. Field.

10.30	Loan Agreement and Promissory Note, dated as of January 31, 2013, with Regent Private Capital II, LLC.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: March 15, 2013	By:	/s/ Lawrence D. Field
Lawrence D. Field,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)