Form 10-Q
period 2013-04-30
Blink Couture Inc.
filed 2013-06-12
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at June 12, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30,	July 31,
(in US$)	2013	2012
	(Unaudited)	(Audited)

Total Assets	$-	$-

Current Liabilities
Accounts Payable	$2,070	$-
Accrued Interest - Related Parties	54,136	37,154
Notes Due to Related Parties	423,157	349,703
Total Current Liabilities & Total Liabilities	$479,363	$386,857

Stockholders' Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	$-	$-
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of April 30, 2013 and July 31, 2012)	39	39
Additional Paid-in Capital	73,687	73,687
Deficit Accumulated during the Development Stage	(553,089)	(460,583)
Total Stockholders' Deficiency	$(479,363)	$(386,857)

Total Liabilities & Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 23,
					2003
					thru
					April 30,
	3 Months Ended April 30,		9 Months Ended April 30,		2013
(in US$)	2013	2012	2013	2012	Since Inception

Revenues	$-	$-	$-	$-	$-

Other Revenues
Other	$-	$-	$7,917	$-	$7,917

Operating Expenses
Amortization	$-	$-	$-	$-	$741
General and Administrative	2,209	3,790	7,194	7,162	50,718
Taxes	397	2,086	522	4,350	5,411
Management Fees	10,000	10,000	30,000	30,000	217,500
Marketing	-	-	-	-	11,192
Professional Fees	14,565	12,410	45,725	43,910	220,541
Rent	-	-	-	-	767
Total Operating Expenses	$27,171	$28,286	$83,441	$85,422	$506,870

Other Expenses
Interest Expense	$6,022	$4,535	$16,982	$11,878	$54,136

Total Expenses	$33,193	$32,821	$100,423	$97,300	$561,006

Net (Loss)	$(33,193)	$(32,821)	$(92,506)	$(97,300)	$(553,089)

Basic Loss per share	$(0.08)	$(0.08)	$(0.24)	$(0.25)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 23,
			2003
			thru
			April 30,
	9 Months Ended April 30,		2013
(in US$)	2013	2012	Since Inception

Operating Activities
Net (Loss)	$(92,506)	$(97,300)	$(553,089)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	–	–	741
Common Stock Issued for Services	–	–	300

Change in Operating Assets and Liabilities:
Change in Prepaid Expense	–	(12,500)	–
Change in Accounts Payable	2,070	(3,100)	2,070
Change in Accrued Interest - Related Parties	16,982	11,878	54,136
Net Cash Used by Operating Activities	$(73,454)	$(101,022)	$(495,842)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash Used in Investing Activities	$-	$-	$(741)

Financing Activities
Proceeds from Notes Due to Related Parties	73,454	101,022	423,157
Donated Capital	–	–	23,636
Proceeds from Issuance of Common Stock	–	–	49,790
Net Cash Provided by Financing Activities	$73,454	$101,022	$496,583

Net (decrease) increase in Cash	$-	$-	$-

Cash Beginning of Period	$-	$-	$-

Cash End of Period	$-	$-	$-

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock #	Amount $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	–	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	–	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	–	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	–	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	–	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(136,156)	(136,156)
Balance – July 31, 2012	393,169	39	73,687	(460,583)	(386,857)
Net loss for the year	–	–	–	(92,506)	(92,506)
Balance – April 30, 2013	393,169	39	73,687	(553,089)	(479,363)

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING AND PRESENTATION

The accompanying balance sheet and statement of stockholders’ equity as of April 30, 2013 and the related statements of operations and cash flows for the three months and nine months ended April 30, 2013 and 2012, and for the period from October 23, 2003 (inception) through April 30, 2013, contain the accounts of Blink Couture, Inc. and its wholly-owned subsidiary Latitude Global Acquisition Corp., and are unaudited. Latitude Global Acquisition Corp. was dissolved in the State of Florida, by administrative dissolution, on September 28, 2012. The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three months and nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending July 31, 2013. For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2012.

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
April 30, 2013

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $553,089 during the period of October 23, 2003 (inception) to April 30, 2013, has no assets and its current liabilities and total liabilities exceed its current assets and total assets by $479,363. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 30, 2013

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

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note. Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares. Additionally, from January 1, 2012 to April 30, 2013, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note. As of April 30, 2013 the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $423,157, which represents amounts loaned to the Company to pay the Company’s expenses of operation

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $553,000. The expected income tax benefit for the net operating loss carryforwards is approximately $194,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 35% or approximately $194,000 at April 30, 2013. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

NOTE 6. TERMINATION OF MERGER

On November 10, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company planned to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries operates combined restaurant and entertainment facilities in various locations.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

NOTE 6. TERMINATION OF MERGER (Cont’d)

On December 5, 2012, the Company executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, dated as of November 10, 2011 and all proposed transactions relating to the merger. As a condition to the termination of the Merger Agreement, Latitude Global has agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees. Latitude Global has agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment to be received on or around December 11, 2013. For the nine months ended April 30, 2013, company received a total of $7,917 under the terms of this agreement. The Company is recording payments as received and did not accrue the total obligation due to the potential non-collectability of this money.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through June 6, 2013, the date these financial statements were issued. The Company intends to file a notice of default against Latitude Global regarding the obligated monthly payments due to the Company under the terms of the Termination Agreement mentioned above. There were no other material subsequent events as of that date other than what is mentioned.

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to April 30, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company.  There can be no assurance that we will be able consummate an acquisition of any operating company. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended April 30, 2013 Compared to Three Months ended April 30, 2012.

For the three months ended April 30, 2013, the Company had a net loss of $33,193 compared to a net loss of $32,821 for the three months ended April 30, 2012. This increase in net loss of $372 (1.1%) between the comparable periods was primarily attributable to (a) an increase in professional fees from $12,410 for the three months ended April 30, 2012 to $14,565 for the same quarter in 2013 ($2,155) and (b) an increase in interest expense from $4,535 for the three months ended April 30, 2012 to $6,022 for the three months ended April 30, 2013 ($1,487), which was almost entirely offset by (a) a reduction in general and administrative expenses from $3,790 for the three months ended April 30, 2012 to $2,209 for the three months ended April 30, 2013 ($1,581) and (b) a reduction in tax expense from $2,086 for the three months ended April 30, 2012 to $397 for the three months ended April 30, 2013 ($1,689).

The increase in professional fees between the comparable periods is primarily attributable to an increase in legal fees and an increase in fees paid by the Company for an internal accounting review, which was partially offset by a decrease in fees payable to the Company’s auditors.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to new loans made to the Company, since April 30, 2012, including loans made during the quarter ended April 30, 2013, by (i) Regent Private Capital, LLC, formerly the principal stockholder of the Company (“Regent”) and (ii) Regent Private Capital II, LLC (“Regent II”), a company whose sole member is Charles C. Stephenson, Jr., one of the Company’s principal stockholders. Mr. Stephenson became a stockholder of the Company upon the transfer of a portion of the shares of the Company’s common stock, from Regent to Mr. Stephenson, effective as of December 31, 2012, upon the dissolution and liquidation of Regent. Additionally, Lawrence Field, the Company’s sole officer and director, was the managing member of Regent and is currently the managing member of Regent II. All of Regent’s rights in prior loans provided by Regent and certain other stockholders of the Company, from December 29, 2009 to December 31, 2012, were assigned to Mr. Stephenson and Cynthia Field, who was assigned Regent’s remaining shares of common stock, is the Secretary of Regent II, and is Lawrence Field’s wife.

The reduction in general and administrative expenses between the comparable periods is primarily attributable to a reduction in the fees paid by the Company, in connection with the preparation and filing of its SEC Reports.

The reduction in tax expense between the comparable periods is attributable to reduced state income tax liabilities, which were the result of the Company’s having paid all interest and penalties on past due tax obligations during the three months ended April 30, 2012, compared to the payment of a single current tax obligation during the three months ended April 30, 2013.

Nine Months ended April 30, 2013 Compared to Nine Months ended April 30, 2012.

For the nine months ended April 30, 2013, the Company had a net loss of $92,506 compared to a net loss of $97,300 for the nine months ended April 30, 2012. This reduction in net loss of $4,794 (4.9%) between the comparable periods was primarily attributable to (a) non-operating income recognized by the Company of $7,917, during the nine months ended April 30, 2013 and (b) a reduction in tax expense from $4,350 for the nine months ended April 30, 2012 to $522 for the nine months ended April 30, 2013 ($3,828), which was partially offset by (a) an increase in general and administrative expenses from $7,162 for the nine months ended April 30, 2012 to $7,194 for the nine months ended April 30, 2013 ($32), (b) an increase in professional fees from $43,910 for the nine months ended April 30, 2012 to $45,725 for the nine months ended April 30, 2013 ($1,815) and (c) an increase in interest expense from $11,878 for the nine months ended April 30, 2012 to $16,982 for the nine months ended April 30, 2013 ($5,104).

The non-operating income recognized by the Company, during the nine months ended April 30, 2013, reflects the first installment payment made to the Company by Latitude Global, in December 2012, of a total of $47,500 payable by Latitude Global to the Company, to reimburse the Company for its expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement. Additional installment payments, each in the same amount, were due and payable by Latitude Global to the Company on January 5, 2013, February 5, 2013, March 5, 2013 and April 15, 2013. Furthermore, one additional installment was due and payable on and May 5, 2013. As of the date of this Report, Latitude Global has failed to make any additional payments. Under the provisions of the promissory note covering the installment payments still due and payable to the Company, an “Event of Default” has occurred with respect to Latitude’s failure to pay each such installment, on a timely basis, and the Company has the right to demand full payment immediately, along with interest at the rate of 8% per annum from the payment default date of each such installment.

The reduction in tax expense between the comparable periods is attributable to reduced state income tax liabilities, which were a result of the Company having paid past due state tax obligations late during the nine months ended April 30, 2012, as compared to paying current state tax obligations on a timely basis for the nine months ended April 30, 2013.

The increase in general and administrative expenses between the comparable periods is primarily attributable to an increase in the fees paid by the Company, in connection with the preparation and filing of its SEC Reports.

The increase in professional fees between the comparable periods is primarily attributable to an increase in legal fees and in fees payable to the Company’s auditors, which was partially offset by a decrease in the payment of fees by the Company for an internal accounting review.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made to the Company by Regent and Regent II, since April 30, 2012, including loans made during the quarter ended April 30, 2013, to pay all expenses incurred by the Company.

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

Liquidity and Capital Resources

We had no cash on hand at April 30, 2013 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $553,089. As of April 30, 2013 we had total liabilities of $479,363.

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

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will lend funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. As of April 30, 2013, we have incurred an outstanding indebtedness to Regent II and certain of our stockholders, in the aggregate principal amount of $423,157.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2012, relative to our ability to continue as a going concern. We had a working capital deficit of $479,363 at April 30, 2013; we had an accumulated deficit of $553,089 incurred through April 30, 2013; and recorded losses of $33,193 for the three months ended April 30, 2013. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2013 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Supplement No. 1 to the Loan Agreement and Promissory Note with Regent II

Effective as of April 30, 2013, we executed Supplement No. 1 (the “First Supplement”) to the Loan Agreement and Promissory Note (the “Regent II Loan Agreement”) with Regent II. The Regent II Loan Agreement was filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013. The First Supplement supplements and amends the Regent II Loan Agreement by increasing the aggregate principal amount outstanding thereunder, to include additional advances made by Regent II to the Company to pay operating expenses from February 1, 2013 through and until April 30, 2013, by $25,101 to $37,359. All other terms of the Regent II Loan Agreement and Promissory Note were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the First Supplement is only a summary and is qualified in its entirety by reference to the First Supplement to Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.31	Supplement No. 1 to the Loan Agreement and Promissory Note, dated as of April 30, 2013, with Regent Private Capital II, LLC.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: June 12, 2013	By:	/s/ Lawrence D. Field
Lawrence D. Field,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)