Form 10-K
period 2013-07-31
Blink Couture Inc.
filed 2013-10-28
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes ☐ No

The aggregate market value of the voting and non-voting  common stock held by non-affiliates of the registrant as of January 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $808,667.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding on October 25, 2013 was 393,169 shares.

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

Termination of Proposed Acquisition of Operating Business

On November 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we had intended to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries, operates combined restaurant and entertainment facilities in various locations. For the purpose of entering into the Merger Agreement with Latitude Global, on November 4, 2011, we formed Latitude Global Acquisition Corp., a wholly-owned subsidiary, which was a party to the Merger Agreement.  Latitude Global Acquisition Corp. was dissolved in the State of Florida, by administrative dissolution, on September 28, 2012.

On December 5, 2012, we executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, and all proposed transactions relating to the merger.  As a condition to the termination of the Merger Agreement, Latitude Global agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees.  Latitude Global agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment having been received by us on or around December 11, 2012.  The remaining five payments were also evidenced by a promissory note, in the principal amount of $39,583.  Through the date of this Report, we have not received any additional payments from Latitude Global.  On June 12, 2013, the Company, through its legal counsel, sent a demand letter to Latitude Global, notifying Latitude Global that its failure to make the required payments, pursuant to the terms of the Note, constituted an “Event of Default.”  The Company demanded payment of $41,107 in respect of outstanding principal and accrued interest, at a default rate of 8% per annum, through June 12, 2013, plus an additional $750 to pay for collection costs.  This outstanding amount continues to accrue interest in the amount of $8.80 per day and Latitude Global may be required to pay additional costs incurred by us in connection with our attempts to collect all amounts owed.  We are currently considering all of our options in connection with the collection of the amounts owed by Latitude Global, including the commencement of a collection action.

Business Plan

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

We anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals.  Although the Company does not currently have any written agreements, with any individual or entity, to act as a finder for the Company, Regent Private Capital II, LLC (“Regent II”), a company which has made loans to the Company, since January 1, 2013, for the payment of its operating expenses and is the successor to Regent Private Capital, LLC (“Regent”), formerly a principal stockholder of the Company, may introduce business combination targets to us, in the future.  Lawrence Field, our sole officer and director, is also a managing director of Regent II.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others.  If a decision is made not to participate in any other specific business opportunity, the costs theretofore incurred might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

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

ITEM 2.    PROPERTIES.

The Company neither rents nor owns any properties. The Company uses the office space and equipment of Regent II rent free. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.    LEGAL PROCEEDINGS.

The Company was not a party to any pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  As of October 25, 2013, there were 393,169 shares of Common Stock issued and outstanding which were held by 50 holders of record.

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

The following table shows the high and low prices of our shares of Common Stock on the OTCQB Tier of the OTC Markets, for each quarter during our fiscal years ended July 31, 2012 and 2013. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2011 – October 31, 2011	$2.00	$1.75
November 1, 2011 – January 31, 2012	$10.01	$1.75
February 1, 2012 – April 30, 2012	$10.01	$3.00
May 1, 2012 – July 31, 2012	$10.01	$10.01
August 1, 2012 – October 31, 2012	$10.01	$10.01
November 1, 2012 – January 31, 2013	$10.01	$10.01
February 1, 2013 – April 30, 2013	$10.01	$10.01
May 1, 2013 – July 31, 2013	$10.01	$10.01

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2013.

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

On November 4, 2011, we formed Latitude Global Acquisition Corp. in the State of Florida, which was a wholly-owned subsidiary of the Company, formed for the sole purpose of acquiring Latitude Global.  Latitude Global Acquisition Corp. was dissolved in the State of Florida, by administrative dissolution, on September 28, 2012.  On November 10, 2011, we entered into the Merger Agreement, pursuant to which we had intended to acquire Latitude Global through our subsidiary, Latitude Global Acquisition Corp.  On December 5, 2012, we executed and entered into a Termination and Release Agreement with Latitude Global for the purpose of mutually terminating the Merger Agreement, and all proposed transactions relating to the merger.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 23, 2003 (Inception) to July 31, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company. There can be no assurance that we will be able to consummate an acquisition of an operating company. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Year ended July 31, 2013 Compared to Year ended July 31, 2012

For the year ended July 31, 2013, the Company had a net loss of $123,037 compared to a net loss of $136,156 for the year ended July 31, 2012.  This reduction in net loss of $13,119 (9.6%) between the comparable periods was primarily attributable to (a) (i) non-operating income recognized by the Company of $7,917, during the year ended July 31,  2013, (ii) a reduction in professional fees from $65,220 for the year ended July 31, 2012 to $57,770 for the year ended July 31, 2013 ($7,450) and (iii) a reduction in tax expense from $4,889 for the year ended July 31, 2012 to $522 for the year ended July 31, 2013 ($4,367), which was partially offset by (b) (i) an increase in interest expense from $16,841 for the year ended July 31, 2012 to $23,384 for the year ended July 31, 2013 ($6,543) and (ii) an increase in general and administrative expenses from $9,206 for the year ended July 31, 2012 to $9,278 for the year ended July 31, 2013 ($72).

The non-operating income recognized by the Company, during the year ended July 31, 2013, reflects the first installment payment made to the Company by Latitude Global, in December 2012, of a total of $47,500 payable by Latitude Global to the Company, to reimburse the Company for its expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.  Additional installment payments, each in the same amount, were due and payable by Latitude Global to the Company on January 5, 2013, February 5, 2013, March 5, 2013, April 15, 2013 and May 5, 2013.  As of the date of this Report, Latitude Global has failed to make any additional payments.  Under the provisions of the promissory note covering the installment payments still due and payable to the Company, an “Event of Default” has occurred with respect to Latitude’s failure to pay each such installment, on a timely basis, and the Company has made a demand for full payment immediately, along with interest at the rate of 8% per annum from the payment default date of each such installment.  The Company is currently considering all of its options in connection with the collection of the amounts owed by Latitude Global, including the commencement of a collection action.

The reduction in professional fees between the comparable periods is primarily attributable to a reduction in legal fees incurred by the Company, as a result of the termination of the proposed merger transaction with Latitude Global in December 2012.

The reduction in tax expense between the comparable periods is attributable to reduced state income tax liabilities, which were a result of the Company having paid past due state tax obligations late during the year ended July 31, 2012, as compared to paying current state tax obligations on a timely basis for the year ended July 31, 2013.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made to the Company by Regent and Regent II, since July 31, 2012, to pay all expenses incurred by the Company.

The increase in general and administrative expenses between the comparable periods was nominal (.7%) and, therefore, does not reflect any material changes in the Company’s incurrence of general and administrative expenses.

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

Liquidity and Capital Resources

We had no cash on hand at July 31, 2013 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $583,620. As of July 31, 2013 we had total liabilities of $509,894.

We have no commitment for any capital expenditure and foresee none. However, we have incurred certain transaction expenses, in connection with our terminated merger transaction with Latitude Global, for which Latitude Global agreed to reimburse us, but is currently in default of its obligations.  In addition, we continue to incur routine fees and expenses incident to our reporting duties as a public company.   We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt, but are unable to complete an acquisition.  If we do not consummate a business transaction with another company, our cash requirements for the next twelve months are relatively modest, principally legal fees accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $100,000 in the fiscal year ending July 31, 2014. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management, stockholders or affiliates will lend funds to us as needed for operations prior to completion of an acquisition. Management, stockholders and any such affiliates are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders, management and/or affiliates who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. As of July 31, 2013, we have incurred an outstanding indebtedness to Regent II and certain of our stockholders, in the principal amount of $447,546.

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

Should existing management, stockholders or our affiliates refuse to advance needed funds, however, we would be forced to turn to outside parties to either lend funds to us or buy our securities. There is no assurance whatsoever that we will be able to raise necessary funds, when needed, from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

Going Concern

Our independent auditors have added an explanatory paragraph to their opinion issued in connection with the financial statements for the period ended July 31, 2013, relative to our ability to continue as a going concern. We had a working capital deficit of $509,894 at July 31, 2013; we had an accumulated deficit of $583,620 incurred through July 31, 2013; and recorded losses of $123,037 for the year ended July 31, 2013. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2014 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2013 and 2012 and the reports thereon of Paritz & Co, PA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blink Couture, Inc.
(A Development Stage Company)
Tulsa, Oklahoma

We have audited the accompanying balance sheets of Blink Couture, Inc. (A Development Stage Company) for the years ended July 31, 2013 and 2012, and the related statements of operations, change in stockholders’ deficiency and cash flows for the years ended July 31, 2013 and 2012, and the period from inception (October 23, 2003) to July 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blink Couture, Inc. as of July 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended July 31, 2013 and 2012, and for the period from inception (October 23, 2003) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 3, the Company has no revenue since inception and has generated net losses of $583,620 during the period of October 23, 2003 (inception) to July 31, 2013 has no assets, and its current liabilities and total liabilities exceed its current assets and total assets by $509,894. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.
Hackensack, New Jersey
October 24, 2013

BLINK COUTURE, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31,	July 31,
(in US$)	2013	2012

Total Assets	$0	$0

Current Liabilities
Accounts Payable	$1,810	$-
Accrued Interest - Related Parties	60,538	37,154
Notes Due to Related Parties	447,546	349,703
Total Current Liabilities & Total Liabilities	$509,894	$386,857

Stockholders' Deficiency
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	$-	$-
Common stock, ($.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of July 31, 2013 and July 31, 2012)	39	39
Additional Paid-in Capital	73,687	73,687
Deficit Accumulated during the Development Stage	(583,620)	(460,583)
Total Stockholders' Deficiency	$(509,894)	$(386,857)

Total Liabilities & Stockholders' Deficiency	$0	$0

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			October 23, 2003
			(Date of
			commencement as
			a Development
			Stage Company)
			through
	Year Ended July 31,		July 31,
(in US$)	2013	2012	2013

Revenues	$-	$-	$-

Operating Expenses
General and Administrative Expenses	$107,570	$119,315	$530,999

Other Expense (Income)
Interest Expense-Related Parties	$23,384	$16,841	$60,538
Expense Reimbursement	(7,917)	0	(7,917)
Total Other Expense (Income)	$15,467	$16,841	$52,621

Total Expenses	$123,037	$136,156	$583,620

Net Loss	$(123,037)	$(136,156)	$(583,620)

Basic Loss per share	$(0.31)	$(0.35)
Weighted Average Shares	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			October 23, 2003
			(Date of
			commencement as
			a Development
			Stage Company)
			through
	Year Ended July 31,		July 31,
(in US$)	2013	2012	3013

Operating Activities
Net Loss	$(123,037)	$(136,156)	$(583,620)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	–	–	741
Common Stock Issued for Services	–	–	300

Change in Operating Assets and Liabilities:
Change in Accounts Payable	1,810	(3,415)	1,810
Change in Accrued Interest - Related Parties	23,384	16,841	60,538
Net Cash Used by Operating Activities	$(97,843)	$(122,730)	$(520,231)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash Used in Investing Activities	$-	$-	$(741)

Financing Activities
Proceeds from Notes Due to Related Parties	97,843	122,730	447,546
Donated Capital	–	–	23,636
Proceeds from Issuance of Common Stock	–	–	49,790
Net Cash Provided by Financing Activities	$97,843	$122,730	$520,972

Net (decrease) increase in Cash	$0	$0	$0

Cash Beginning of Year	$0	$0	$0

Cash End of Year	$0	$0	$0

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	–	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	–	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	–	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	–	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	–	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(136,156)	(136,156)
Balance – July 31, 2012	393,169	39	73,687	(460,583)	(386,857)
Net loss for the year	–	–	–	(123,037)	(123,037)
Balance – July 31, 2013	393,169	39	73,687	(583,620)	(509,894)

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase.

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s accounts at these institutions may, at times, exceed the federally insured limits.  The Company has not experienced any losses in such accounts.

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

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

E. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

H.  FAIR VALUE MEASUREMENTS

The Company adopted provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

                Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumption)

The Company has no liabilities measured at fair value.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenue since inception, generated net losses of $583,620 during the period from October 23, 2003 (inception) to July 31, 2013, has no assets and its current liabilities and total liabilities exceed its current assets and total assets by $509,894. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note.  Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares.  Additionally, from January 1, 2012 to July 31, 2013, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note.  As of July 31, 2013 the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $447,546, which represents amounts loaned to the Company to pay the Company’s expenses of operation.  In addition, the Company has accrued related party interest of $60,538 and $37,154 as of July 31, 2013 and 2012 respectively.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital. LLC (“Regent”).  The term of the Services Agreement was originally one year and the Company was obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009.  This agreement was extended and on December 31, 2012 was assigned to Regent Private Capital II, LLC (“Regent II”).  During each of the fiscal years ended July 31, 2011, 2012 and 2013, the Company paid a total of $40,000 in fees to Regent and/or Regent II.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $584,000. The expected income tax benefit for the net operating loss carryforwards is approximately $204,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 35% or approximately $204,000 at July 31, 2013.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset.  It is more likely than not that realization of the asset will not occur.

NOTE 6. TERMINATION OF MERGER

On November 10, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company planned to acquire Latitude Global, Inc. (“Latitude Global”), a company which, through its subsidiaries operates combined restaurant and entertainment facilities in various locations.

On December 5, 2012, the Company executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, dated as of November 10, 2011 and all proposed transactions relating to the merger. As a condition to the termination of the Merger Agreement, Latitude Global has agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees.  Latitude Global has agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment to be received on or around December 11, 2012.  For the fiscal year ended July 31, 2013, the Company received a total of $7,917 under the terms of this agreement.  The Company is recording payments as received and did not accrue the total obligation due to the potential non-collectability of this money.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date these financial statements were issued.  The Company is currently contemplating the filing of a notice of default against Latitude Global regarding the obligated monthly payments due to the Company under the terms of the Termination Agreement mentioned above. There were no other material subsequent events as of that date other than what is mentioned.

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

As of July 31, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended July 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Position

Lawrence D. Field	53	President, Chief Executive Officer, Chief Financial Officer and Secretary

Lawrence D. Field.  Mr. Field was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director of the Company on December 29, 2009. Since January 1989, Mr. Field has worked for Regent Private Capital, LLC and its successor Regent Private Capital II, LLC, each a Tulsa, Oklahoma based private investment company, as a Partner between January 1989 and June 2004 and as Managing Director since June 2004.  Mr. Field received his Bachelor of Science degree from the University of Texas at Austin in 1982.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2013.

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

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2013 and July 31, 2012.

Name and Position	Year	Cash Compensation	Other Compensation

Lawrence D. Field, President, Chief Executive	2013	None	None
Officer, Chief Financial Officer and Secretary	2012	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of October 25, 2013 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.  Our common stock is our only class of voting securities.

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Charles C. Stephenson, Jr.	138,692	35.28%
c/o Regent Private Capital II, LLC
5727 South Lewis Avenue Tulsa, OK 74105

Cynthia S. Field	138,691	35.28%
c/o Regent Private Capital II, LLC
5727 South Lewis Avenue Tulsa, OK 74105

Lawrence D. Field*	138,691	35.28%
5727 South Lewis Avenue Tulsa, OK 74105

Officers and directors as a group (one person)*	138,691	35.28%

Errol Green**	38,096	9.69%
24-13th Street Etobicoke, ON M8V 3H4

Derek Johannson**	20,000	5.09%
5727 South Lewis Avenue Tulsa, OK 74105

* Mr. Field, the sole officer and director of the Company, is Cynthia Field’s husband and is deemed to be the beneficial owner of the shares of common stock owned by her.

** Based upon a Stockholder List, provided by the Company’s Transfer Agent, dated October 25, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 29, 2009, pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”) between Fountainhead Capital Management Limited (“Fountainhead”) and Regent Private Capital, LLC, the predecessor of Regent II (“Regent”), Fountainhead sold an aggregate of 312,383 shares (the “Fountainhead Shares”) of common stock, par value $0.0001 of the Company (the “Common Stock”) to Regent in consideration for (i) Regent’s payment of $200,000 and (ii) Regent’s assignment to Fountainhead of all of Regent’s right, title and interest in a certain third party promissory note in the principal amount of $150,000.  The Fountainhead Shares represent approximately 79.45% of the issued and outstanding shares of Common Stock of the Company. Additionally, and also included in the consideration paid by Regent, Fountainhead assigned to Regent all of Fountainhead’s right, title and interest in a certain promissory note of the Company having an outstanding principal balance of $90,453, along with accrued interest in the amount of $3,937.

On January 1, 2010, Regent amended and extended the promissory note in the amount of $90,453 bearing simple interest at 6% per annum to be due and payable on January 30, 2011 (the “Regent Note”). On January 31, 2010, the parties further amended the Regent Note increasing the principal balance to $123,946 representing amounts advanced to the Company by the payee during the period November 1, 2009 through January 31, 2010. At January 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $123,946, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent. The term of the Services Agreement is one year and the Company is obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. During the fiscal year ended July 31, 2013, the Company paid a total of $40,000 in fees to Regent.

Effective as of April 30, 2010, the parties further amended the Regent Note increasing the principal balance to $141,125 representing amounts advanced to the Company by the payee during the period February 1, 2010 through April 30, 2010. At April 30, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $141,125, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On July 31, 2010, the parties further amended the Regent Note increasing the principal balance to $156,502 representing amounts advanced to the Company by the payee during the period May 1, 2010 through July 31, 2010. At July 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $156,502, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On October 31, 2010, the parties further amended the Regent Note increasing the principal balance to $173,301 representing amounts advanced to the Company by the payee during the period August 1, 2010 through October 31, 2010. At October 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $173,301, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On February 23, 2011, the parties further amended and extended the promissory note (i) increasing the principal balance amount to $193,212, representing amounts advanced to the Company by the payee during the period November 1, 2010 through January 31, 2011 and (ii) extending the maturity date of the promissory note through and until January 31, 2012.  At January 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $193,212, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On April 30, 2011, the parties further amended the Regent Note increasing the principal balance to $211,023 representing amounts advanced to the Company by the payee during the period February 1, 2011 through April 30, 2011. At April 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $211,023, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On July 31, 2011, the parties further amended the Regent Note increasing the principal balance to $226,973 representing amounts advanced to the Company by the payee during the period May 1, 2011 through July 31, 2011. At April 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $226,973, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On October 31, 2011, the parties further amended the Regent Note increasing the principal balance to $258,773 representing amounts advanced to the Company by the payee during the period August 1, 2011 through October 31, 2011. At October 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $258,773, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On January 31, 2012, the parties further amended the Regent Note increasing the principal balance to $299,709 representing amounts advanced to the Company by the payee during the period November 1, 2011 through January 31, 2012. At January 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $299,709, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On April 30, 2012, the parties further amended the Regent Note increasing the principal balance to $327,995 representing amounts advanced to the Company by the payee during the period February 1, 2012 through April 30, 2012. At April 30, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $327,995, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On July 31, 2012, the parties further amended the Regent Note increasing the principal balance to $349,703 representing amounts advanced to the Company by the payee during the period May 1, 2012 through July 31, 2012.  At July 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $349,703, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On October 31, 2012, the parties further amended the Regent Note increasing the principal balance to $374,722 representing amounts advanced to the Company by the payee during the period August 1, 2012 through October 31, 2012.  At October 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $374,722, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On December 31, 2012, the parties further amended the Regent Note increasing the principal balance to $385,797 representing amounts advanced to the Company by the payee during the period November 1, 2012 through December 31, 2012.  At December 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate principal amount of $385,797, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

Effective as of December 31, 2012, Regent assigned all of its right title and interest to the outstanding principal balance of the Regent Note to Charles C. Stephenson, Jr. and Cynthia S. Field, each of whom also became principal stockholders of the Company as of such date.  Pursuant to such assignment each of Mr. Stephenson and Ms. Field were allocated the right to receive 50% of the outstanding principal and accrued and unpaid interest thereon so that as of December 31, 2012, the outstanding principal amount owed by the Company to each of them was $192,878.99, with accrued and unpaid interest thereon of $23,104.04.  In addition, the maturity date of the Regent Note was extended from January 31, 2013, through and until January 31, 2014.

Effective as of January 31, 2013, the Company entered into a new Loan Agreement and Promissory Note with Regent II (the “Regent II Note”), which covers loans made by Regent II to the Company, in the aggregate principal amount of $12,258 for the payment of the Company’s operating expenses during the period from January 1, 2013 to January 31, 2013.  Interest on the outstanding principal amount of these loans accrues at a rate of 6% per annum and is due and payable on or before January 31, 2014.  At January 31, 2013, the Company had loans and notes outstanding from Regent II and two stockholders in the aggregate principal amount of $398,056, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On April 30, 2013, the parties amended the Regent II Note increasing the principal balance to $37,359 representing amounts advanced to the Company by the payee during the period February 1, 2013 through April 30, 2013.  At April 30, 2013, the Company had loans and notes outstanding from Regent II and two stockholders in the aggregate principal amount of $423,157, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

On July 31, 2013, the parties amended the Regent II Note increasing the principal balance to $61,748 representing amounts advanced to the Company by the payee during the period May 1, 2013 through July 31, 2013.  At July 31, 2013, the Company had loans and notes outstanding from Regent II and two stockholders in the aggregate principal amount of $447,546, which represents amounts loaned to the Company to pay the Company’s expenses of operation.

Lawrence D. Field, our sole officer and director, is a managing director of Regent II, which has provided loans to the Company, in the principal amount of $61,748, since January 1, 2013.  In addition, Charles C. Stephenson, Jr., a principal stockholder of the Company, is the sole equity owner of Regent II.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, Paritz & Co, P.A., as of October 4, 2013, for professional services rendered in connection with the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, during our fiscal year ended July 31, 2013, and for services normally provided in connection with statutory and regulatory filings made during such fiscal year were $10,485, all of which have been paid.  The aggregate fees billed by our auditors, Paritz & Co, P.A., for professional services rendered in connection with the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, during our fiscal year ended July 31, 2012, and for services normally provided in connection with statutory and regulatory filings made during such fiscal year were $9,070, all of which have been paid.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

During our fiscal year ended July 31, 2013, the Company paid no fees related to tax compliance. During our fiscal year ended July 31, 2012, the Company also paid no fees related to tax compliance. During our fiscal year ended July 31, 2013, the Company paid $3,250 for tax preparation services. During our fiscal year ended July 31, 2012, the Company paid $8,500 for tax preparation services.

All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

 Audit Committee’s Pre-Approval Process

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended July 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co, P.A., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of July 31, 2013 and 2012

●	Statements of Operations for the years ended July 31, 2013 and 2012 and the period from October 23, 2003 (inception) to July 31, 2013

●	Statements of Changes in Stockholders’ Equity for the period from October 23, 2003 (inception) to July 31, 2013

●	Statements of Cash Flows for the years ended July 31, 2013 and 2012 and the period from October 23, 2003 (inception) to July 31, 2013

●	Notes to Financial Statements

2.  Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  Exhibits

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation of Fashionfreakz International Inc., filed with the Secretary of State of Delaware on October 23, 20031

3.2	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on December 2, 20051

3.3	Bylaws of Fashionfreakz International Inc1

3.4	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on June 13, 200810

3.5	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on November 2, 200910

4	Instrument Defining the Right of Holders – Form of Share Certificate1

10.1	Lease Agreement1

10.2	Web Development Agreement with Gravit-e Technologies, Inc.1

10.3	Management Agreement with Susanne Milka1

10.4	Distribution Agreement with Sweet Dream Tees Inc.1

10.5	Web Design Agreement with Sandra Wong1

10 (Filed as Exhibit 10.1)	Distribution Agreement with Sofia Bozikis dba Sofia Bozikis Handbags2

10 (Filed as Exhibit 10.1)	Inventory Purchase and Loan Set Off Agreement with Susan Milka3

10 (Filed as Exhibit 10.1)	Stock Purchase Agreement dated as of February 20, 20084

10 (Filed as Exhibit 10.1)	Service Agreement between Blink Couture, Inc. and Fountainhead Capital Management Limited dated as of March 5, 20085

10 (Filed as Exhibit 10.1)	Promissory Note with Fountainhead Capital Management Limited dated January 31, 20096

10.6	Stock Purchase Agreement, dated December 29, 2009, between Fountainhead Capital Management Limited and Regent Private Capital, LLC 7

10.7	Assignment of Promissory Note of Blink Couture, Inc. dated December 29, 20097

10.8	Assignment of Promissory Note of Altitude Group, LLC dated December 29, 20097

10.9	Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dates as of March 15, 20108

10.10	Services Agreement between Blink Couture, Inc. and Regent Private Capital, LLC, dated as of January 1, 20108

10.11	Supplement to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 20109

10.12	Supplement No. 2 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 201010

10.13	Supplement No. 3 to Fourth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 201011

10.14	Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated February 23, 201112

10.15	Supplement No. 1 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 201113

10.16	Supplement No. 2 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 201114
10.17	Agreement and Plan of Merger by and among Blink Couture, Inc., Latitude Global Acquisition Corp. and Latitude Global, Inc., dated as of November 10, 201115

10.18	Supplement No. 3 to Fifth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 201116

10.19	Extension Agreement 17

10.20	Second Extension Agreement 18

10.21	Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of January 31, 201219

10.22	Supplement No. 1 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of April 30, 2012 20

10.23	Supplement No. 2 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of July 31, 201221

10.24	Termination and Release Agreement, dated as of December 5, 2012, by and between Blink Couture, Inc. and Latitude Global, Inc.22

10.25	Release made by Blink Couture, Inc. in favor of Latitude Global, Inc., dated December 6, 201222
10.26	Release made by Latitude Global, Inc. in favor of Blink Couture, Inc., dated December 6, 201222
10.27	Supplement No. 3 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of December 31, 201223
10.28	Supplement No. 4 to Sixth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of October 31, 2012, with Regent Private Capital, LLC24
10.29	Seventh Amendment and Restatement of Loan Agreement and Promissory Note, dated as of December 31, 2012,with Charles C. Stephenson, Jr. and Cynthia S. Field24

10.30	Loan Agreement and Promissory Note, dated as of January 31, 2013, with Regent Private Capital II, LLC24
10.31	Supplement No. 1 to the Loan Agreement and Promissory Note, dated as of April 30, 2013, with Regent Private Capital II, LLC25
10.32	Supplement No. 2 to the Loan Agreement and Promissory Note, dated as of July 31, 2013, with Regent Private Capital II, LLC*
14.1	Corporate Code of Ethics and Conduct10

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended July 31, 2013*

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

21  Filed as an exhibit to the Company's Form 10-K (File No. 333-138951) filed with the Securities and Exchange Commission on October 29, 2012 and incorporated herein by this reference.

22 Filed as an exhibit to the Company's Form 8-K (File No. 333-138951) filed with the Securities and Exchange Commission on December 11, 2012 and incorporated herein by this reference.

23 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on December 14, 2012 and incorporated herein by this reference.

24 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on March 18, 2013 and incorporated herein by this reference.

25 Filed as an exhibit to the Company's Form 10-Q (File No. 333-138951) filed with the Securities and Exchange Commission on June 12, 2013 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK COUTURE, INC.

Date: October 25, 2013	By:	/s/ Lawrence D. Field
Lawrence D. Field, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

	Title	Date

/s/ Lawrence D. Field	President, Chief Executive Officer,	October 25, 2013
Lawrence D. Field	Chief Financial Officer,
Secretary and Director