Form 10-Q
period 2013-10-31
Blink Couture Inc.
filed 2013-12-11
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at December 10, 2013.

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A.	RISK FACTORS	15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4.	MINE SAFETY DISCLOSURES	15

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS	16

SIGNATURES		17

EXHIBIT 10.33
EXHIBIT 31.1
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31,	July 31,
	2013	2013
	(Unaudited)

Total Assets	$0	$0

Current Liabilities
Accounts Payable	$-	$1,810
Accrued Interest - Related Parties	67,309	60,538
Notes Due to Related Parties	468,148	447,546
Total Current Liabilities & Total Liabilities	$535,457	$509,894

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of October 31, 2013 and July 31, 2013	39	39
Additional Paid-in Capital	73,687	73,687
Deficit Accumulated during the Development Stage	(609,183)	(583,620)
Total Stockholders' Deficiency	$(535,457)	$(509,894)

Total Liabilities & Stockholders' Deficiency	$0	$0

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			October 23, 2003 (Date
			of commencement as a
	3 Months Ended October 31,		Development Stage Company)
	2013	2012	through October 31, 2013

Revenues	$-	$-	$-

Operating Expenses
General and Administrative Expenses	$18,792	$25,019	$549,791

Other Expense (Income)
Interest Expense-Related Parties	$6,771	$5,291	$67,309
Expense Reimbursement	0	0	(7,917)
Total Other Expense (Income)	$6,771	$5,291	$59,392

Total Expenses	$25,563	$30,310	$609,183

Net Loss	$(25,563)	$(30,310)	$(609,183)

Basic Loss per share	$(0.07)	$(0.08)
Weighted Average Shares	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 23, 2003 (Date
			of commencement as a
	3 Months Ended October 31,		Development Stage Company)
	2013	2012	through October 31, 2013

Operating Activities
Net Loss	$(25,563)	$(30,310)	$(609,183)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	–	–	741
Common Stock Issued for Services	–	–	2,440

Change in Operating Assets and Liabilities:
Accounts Payable	(1,810)	–	–
Accrued Interest - Related Parties	6,771	5,291	67,309
Net Cash Used in Operating Activities	$(20,602)	$(25,019)	$(538,693)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash Used in Investing Activities	$-	$-	$(741)

Financing Activities
Proceeds from Notes Due to Related Parties	20,602	25,019	468,148
Capital Contribution	–	–	23,636
Proceeds from Issuance of Common Stock	–	–	47,650
Net Cash Provided by Financing Activities	$20,602	$25,019	$539,434

Net (decrease) increase in Cash	$(0)	$-	$0

Cash Beginning of Period	$0	$0	$(0)

Cash End of Period	$0	$0	$(0)

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	–	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	–	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	–	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	–	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	–	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(136,156)	(136,156)
Balance – July 31, 2012	393,169	39	73,687	(460,583)	(386,857)
Net loss for the year	–	–	–	(123,037)	(123,037)
Balance – July 31, 2013	393,169	39	73,687	(583,620)	(509,894)
Net loss for the year to date	–	–	–	(25,563)	(25,563)
Balance – October 31, 2013	393,169	39	73,687	(609,183)	(535,457)

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING AND PRESENTATION

The accompanying balance sheet and statement of stockholders’ equity as of October 31, 2013 and the related statements of operations and cash flows for the three months ended October 31, 2013 and 2012, and for the period from October 23, 2003 (inception) through October 31, 2013, contain the accounts of Blink Couture, Inc., and are unaudited for the period ended October 31, 2013.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2014 or any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2013 filed on Form 10-K.

B. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

C. INCOME TAXES

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
October 31, 2013

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

D. REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

E. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

F.  FAIR VALUE MEASUREMENTS

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has no revenue since inception, generated net losses of $609,183 during the period of October 23, 2003 (inception) to October 31, 2013, has no assets and a Stockholders’ deficiency of $535,457. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013

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

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note.  Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares.  Additionally, from January 1, 2012 to October 31, 2013, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note.  As of October 31, 2013 the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $468,148, which represents amounts loaned to the Company to pay the Company’s expenses of operation.  In addition, the Company has accrued related party interest of $67,309 and $42,445 as of October 31, 2013 and 2012 respectively.

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

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $609,000. The expected income tax benefit for the net operating loss carry-forwards is approximately $213,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 35% or approximately $213,000 at October 31, 2013.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset.  It is more likely than not, that realization of the asset will not occur.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013

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

On December 5, 2012, we executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, and all proposed transactions relating to the merger.  As a condition to the termination of the Merger Agreement, Latitude Global agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees. Latitude Global agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment having been received by us on or around December 11, 2012.  The remaining five payments were also evidenced by a promissory note, in the principal amount of $39,583 (the “Note”).  Through the date of this Report, we have not received any additional payments from Latitude Global.  On June 12, 2013, the Company, through its legal counsel, sent a demand letter to Latitude Global, notifying Latitude Global that its failure to make the required payments, pursuant to the terms of the Note, constituted an “Event of Default.”  The Company demanded payment of $41,107 in respect of outstanding principal and accrued interest, at a default rate of 8% per annum, through June 12, 2013, plus an additional $750 to pay for collection costs. This outstanding amount continues to accrue interest in the amount of $8.80 per day and Latitude Global may be required to pay additional costs incurred by us in connection with our attempts to collect all amounts owed.  We are currently considering all of our options in connection with the collection of the amounts owed by Latitude Global, including the commencement of a collection action.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from October 23, 2003 (Inception) to October 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company.   There can be no assurance that we will be able consummate an acquisition of any operating company.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended October 31, 2013 Compared to Three Months ended October 31, 2012.

For the three months ended October 31, 2013, the Company had a net loss of $25,563 compared to a net loss of $30,310 for the three months ended October 31, 2012.  This reduction in net loss of $4,747 (15.7%) between the comparable periods was primarily attributable to (a) a reduction in professional fees from $12,660 for the three months ended October 31, 2012 to $8,257 for the same quarter in 2013 ($4,403); (b) a reduction in general and administrative expenses from $2,234 for the three months ended October 31, 2012 to $535 for the three months ended October 31, 2013 ($1,699); and (c) a reduction in tax expense from $125 for the three months ended October 31, 2012 to $0 for the three months ended October 31, 2013 ($125), which was partially offset by an increase in interest expense from $5,291 for the three months ended October 31, 2012 to $6,771 for the three months ended October 31, 2013 ($1,480).

The reduction in professional fees between the comparable periods is primarily attributable to the fact that the Company did not pay any amounts for accounting, tax or audit expenses, during the quarter ended October 31, 2013, but did pay such expenses during the same quarter in 2012, as a result of a difference in the timing of the Company’s receipt of invoices for those services in the applicable years.  This reduction was partially offset by an increase in legal fees attributable to (i) an increase in monthly legal fees, relating to the Company’s SEC filings, from $2,000 to $2,500 per month beginning in January 2013 and (ii) a payment of $750, during the quarter ended October 31, 2013, in connection with collection matters relating to the payment default by Latitude Global.

The reduction in general and administrative expenses between the comparable periods is primarily attributable to the fact that that the Company did not pay any fees to its transfer agent or expenses for SEC filing agent services, during the quarter ended October 31, 2013, but did pay such fees and expenses during the same quarter in 2012, as a result of a difference in the timing of the Company’s receipt of invoices for those services in the applicable years.

The reduction in tax expense between the comparable periods is attributable to the Company’s payment of taxes in Oklahoma, during the quarter ended October 31, 2012.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to new loans made to the Company, since October 31, 2012, including loans made during the quarter ended October 31, 2013, by (i) Regent Private Capital, LLC, formerly the principal stockholder of the Company (“Regent”) and (ii) Regent Private Capital II, LLC (“Regent II”), a company whose sole member is Charles C. Stephenson, Jr., one of the Company’s principal stockholders.  Mr. Stephenson became a stockholder of the Company upon the transfer of a portion of the shares of the Company’s common stock, from Regent to Mr. Stephenson, effective as of December 31, 2012, upon the dissolution and liquidation of Regent.  Additionally, Lawrence Field, the Company’s sole officer and director, was the managing member of Regent and is currently the managing member of Regent II.  All of Regent’s rights in prior loans provided by Regent and certain other stockholders of the Company, from December 29, 2009 to December 31, 2012, were assigned to Mr. Stephenson and Cynthia Field, who was assigned Regent’s remaining shares of common stock, is the Secretary of Regent II, and is Lawrence Field’s wife.

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

Liquidity and Capital Resources

We had no cash on hand at October 31, 2013 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $609,183.  As of October 31, 2013 we had total liabilities of $535,457.

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

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members, stockholders or affiliates will lend funds to us as needed for operations prior to completion of an acquisition. Management, stockholders and any such affiliates are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders, management and/or affiliates who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  As of October 31, 2013, we have incurred an outstanding indebtedness to Regent II and certain of our stockholders, in the aggregate principal amount of $468,148.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2013, relative to our ability to continue as a going concern. We had a working capital deficit of $535,457 at October 31, 2013; we had an accumulated deficit of $609,183 incurred through October 31, 2013; and recorded losses of $25,563 for the three months ended October 31, 2013.  The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2014 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Supplement No. 3 to the Loan Agreement and Promissory Note with Regent II

Effective as of October 31, 2013, we executed Supplement No. 3 (the “Third Supplement”) to the Loan Agreement and Promissory Note (the “Regent II Loan Agreement”) with Regent II.  The Regent II Loan Agreement was filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013. The Third Supplement supplements and amends the Regent II Loan Agreement, as previously supplemented by Supplement No. 1 to the Regent II Loan Agreement, filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 12, 2013 and Supplement No. 2 to the Regent II Loan Agreement, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on October 28, 2013, by increasing the aggregate principal amount outstanding thereunder, to include additional advances made by Regent II to the Company to pay operating expenses from August 1, 2013 through and until October 31, 2013, by $20,602 to $82,350.   All other terms of the Regent II Loan Agreement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Third Supplement is only a summary and is qualified in its entirety by reference to the Third Supplement to Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.33	Supplement No. 3 to the Loan Agreement and Promissory Note, dated as of October 31, 2013, with Regent Private Capital II, LLC.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: December 11, 2013	By:	/s/ Lawrence D. Field
Lawrence D. Field,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)