Form 10-Q
period 2014-01-31
Blink Couture Inc.
filed 2014-03-14
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The registrant had 393,169 shares of common stock, par value $0.0001 per share, outstanding at March 12, 2014.

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	MINE SAFETY DISCLOSURES	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	17

SIGNATURES		18

EXHIBIT 10.34

EXHIBIT 10.35

EXHIBIT 31.1

EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLINK COUTURE, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31,	July 31,
	2014	2013
	(Unaudited)

Total Assets	$0	$0

Current Liabilities
Accounts Payable	$100	$1,810
Accrued Interest - Related Parties	74,392	60,538
Notes Due to Related Parties	505,190	447,546
Total Current Liabilities & Total Liabilities	$579,682	$509,894

Stockholders' Deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 393,169 shares outstanding as of January 31, 2014 and July 31, 2013	39	39
Additional Paid-in Capital	73,687	73,687
Deficit Accumulated during the Development Stage	(653,408)	(583,620)
Total Stockholders' Deficiency	$(579,682)	$(509,894)

Total Liabilities & Stockholders' Deficiency	$0	$0

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 23, 2003 (Date
					of commencement as a
	3 Months Ended January 31,		6 Months Ended January 31,		Development Stage Company)
	2014	2013	2014	2013	through January 31, 2014

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative Expenses	$37,142	$31,251	$55,934	$56,270	$586,933

Other Expense (Income)
Interest Expense-Related Parties	$7,083	$5,669	$13,854	$10,960	$74,392
Expense Reimbursement	0	(7,917)	0	(7,917)	(7,917)
Total Other Expense (Income)	$7,083	$(2,248)	$13,854	$3,043	$66,475

Total Expenses	$44,225	$29,003	$69,788	$59,313	$653,408

Net Loss	$(44,225)	$(29,003)	$(69,788)	$(59,313)	$(653,408)

Basic Loss per share	$(0.11)	$(0.07)	$(0.18)	$(0.15)
Weighted Average Shares	393,169	393,169	393,169	393,169

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 23, 2003 (Date
			of commencement as a
	6 Months Ended January 31,		Development Stage Company)
	2014	2013	through January 31, 2014

Operating Activities
Net Loss	$(69,788)	$(59,313)	$(653,408)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	–	–	741
Common Stock Issued for Services	–	–	2,440

Change in Operating Assets and Liabilities:
Accounts Payable	(1,710)	–	100
Accrued Interest - Related Parties	13,854	10,960	74,392
Net Cash Used in Operating Activities	$(57,644)	$(48,353)	$(575,735)

Investing Activities
Purchase of Property & Equipment	–	–	(741)
Net Cash Used in Investing Activities	$-	$-	$(741)

Financing Activities
Proceeds from Notes Due to Related Parties	57,644	48,353	505,190
Capital Contribution	–	–	23,636
Proceeds from Issuance of Common Stock	–	–	47,650
Net Cash Provided by Financing Activities	$57,644	$48,353	$576,476

Net (decrease) increase in Cash	$0	$0	$0

Cash Beginning of Period	$0	$0	$0

Cash End of Period	$0	$0	$0

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$

Balance – October 23, 2003 (Date of Inception)	–	–	–	–	–
October 25, 2003 – issue of common stock for services at $0.0001 per share	45,717	5	235	–	240
July 25, 2004 – issue of common stock for services at $0.0001 per share	342,876	34	1,766	–	1,800
Net loss for the period	–	–	–	(3,075)	(3,075)
Balance – July 31, 2004	388,593	39	2,001	(3,075)	(1,035)
Net loss for the year	–	–	–	(2,665)	(2,665)
Balance – July 31, 2005	388,593	39	2,001	(5,740)	(3,700)
June 23, 2006 – issue of common stock for cash at $0.20 per share	2,552	–	26,800	–	26,800
July 26, 2006 – issue of common stock for cash at $0.20 per share	1,352	–	14,200	–	14,200
July 26, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(6,201)	(6,201)
Balance – July 31, 2006	392,507	39	43,101	(11,941)	31,199
August 23, 2006 – issue of common stock for cash at $0.20 per share	595	–	6,250	–	6,250
August 23, 2006 – issue of common stock for services at $0.20 per share	19	–	200	–	200
September 01, 2006 – issue of common stock for cash at $0.20 per share	38	–	400	–	400
September 01, 2006 – issue of common stock for services at $0.20 per share	10	–	100	–	100
Net loss for the year	–	–	–	(42,764)	(42,764)
Balance – July 31, 2007	393,169	39	50,051	(54,705)	(4,615)
Donated capital	–	–	23,636	–	23,636
Net loss for the year	–	–	–	(41,392)	(41,392)
Balance – July 31, 2008	393,169	39	73,687	(96,097)	(22,371)
Net loss for the year	–	–	–	(59,121)	(59,121)
Balance – July 31, 2009	393,169	39	73,687	(155,218)	(81,492)
Net loss for the year	–	–	–	(88,960)	(88,960)
Balance – July 31, 2010	393,169	39	73,687	(244,178)	(170,452)
Net loss for the year	–	–	–	(80,249)	(80,249)
Balance – July 31, 2011	393,169	39	73,687	(324,427)	(250,701)
Net loss for the year	–	–	–	(136,156)	(136,156)
Balance – July 31, 2012	393,169	39	73,687	(460,583)	(386,857)
Net loss for the year	–	–	–	(123,037)	(123,037)
Balance – July 31, 2013	393,169	39	73,687	(583,620)	(509,894)
Net loss for the year	–	–	–	(69,788)	(69,788)
Balance – January 31, 2014	393,169	39	73,687	(653,408)	(579,682)

See accompanying notes to financial statements

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING AND PRESENTATION

The accompanying balance sheet and statement of stockholders’ deficiency as of January 31, 2014 and the related statements of operations and cash flows for the six months ended January 31, 2014 and 2013, and for the period from October 23, 2003 (inception) through January 31, 2014, contain the accounts of Blink Couture, Inc., and are unaudited for the period ended January 31, 2014.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six months ended January 31, 2014 are not necessarily indicative of the results that may  be expected for the year ending July 31, 2014 or any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended July 31, 2013 filed on Form 10-K.

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
January 31, 2014

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has no revenue since inception, generated net losses of $653,408 during the period of October 23, 2003 (inception) to January 31, 2014, has no assets and a Stockholders’ deficiency of $579,682. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014

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

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note.  Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares.  Additionally, from January 1, 2012 to January 31, 2014, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note.  As of January 31, 2014 the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $505,190, which represents amounts loaned to the Company to pay the Company’s expenses of operation.  In addition, the Company has accrued related party interest of $74,392 and $48,114 as of January 31, 2014 and 2013 respectively.

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

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to operating losses of approximately $653,000. The expected income tax benefit for the net operating loss carry-forwards is approximately $229,000. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

This results in a net deferred tax asset, assuming an effective tax rate of 35% or approximately $229,000 at January 31, 2014.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset.  It is more likely than not, that realization of the asset will not occur.

BLINK COUTURE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.  There were no other material subsequent events as of that date which would require disclosure in or adjustments to the financial statements.

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

On December 5, 2012, we executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, and all proposed transactions relating to the merger.  As a condition to the termination of the Merger Agreement, Latitude Global agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees. Latitude Global agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment having been received by us on or around December 11, 2012.  The remaining five payments were also evidenced by a promissory note, in the principal amount of $39,583 (the “Note”).  Through the date of this Report, we have not received any additional payments from Latitude Global.  In December 2013, we commenced an action in the Circuit Court of the 4th Judicial Circuit in Duval County, Florida, against Latitude Global, for the payment of the outstanding principal amount of the Note, in the amount of $39,583.34, together with interest at a rate of 8% per annum, court costs, collection costs and attorney’s fees.  This action is currently pending and we will continue to pursue collection of the Note vigorously.

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

Three Months ended January 31, 2014 Compared to Three Months ended January 31, 2013.

For the three months ended January 31, 2014, the Company had a net loss of $44,225 compared to a net loss of $29,003 for the three months ended January 31, 2013.  This increase in net loss of $15,222 (52.5%) between the comparable periods was primarily attributable to (a) an increase in professional fees from $18,500 for the three months ended January 31, 2013 to $24,470 for the same quarter in 2014 ($5,970); (b) an increase in interest expense from $5,669 for the three months ended January 31, 2013 to $7,083 for the three months ended January 31, 2014 ($1,414); and (c) a one-time expense reimbursement recognized by the Company of $7,917, during the three months ended January 31, 2013, which was nominally offset by a reduction in general and administrative expenses from $2,751 for the three months ended January 31, 2013 to $2,672 for the three months ended January 31, 2014 ($79).

The increase in professional fees between the comparable periods is primarily attributable to an increase in fees paid in connection with the preparation of the Company’s financial statements and the fees payable to the Company’s auditors relating to the audit of the Company’s financial statements.  In addition, fees payable by the Company for the preparation of its annual tax returns also increased between the comparative periods.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to new loans made to the Company, since January 31, 2013, including loans made during the quarter ended January 31, 2014, to pay all of the Company’s expenses, by Regent Private Capital II, LLC (“Regent II”), a company whose sole member is Charles C. Stephenson, Jr., one of the Company’s principal stockholders.  Mr. Stephenson became a stockholder of the Company upon the transfer of a portion of the shares of the Company’s common stock, from Regent to Mr. Stephenson, effective as of December 31, 2012, upon the dissolution and liquidation of Regent Private Capital, LLC (“Regent”).  Additionally, Lawrence Field, the Company’s sole officer and director, was the managing member of Regent and is currently the managing member of Regent II.  All of Regent’s rights in prior loans provided by Regent and certain other stockholders of the Company, from December 29, 2009 to December 31, 2012, were assigned to Mr. Stephenson and Cynthia Field, who was assigned Regent’s remaining shares of common stock, is the Secretary of Regent II, and is Lawrence Field’s wife.

The expense reimbursement recognized by the Company, during the three months ended January 31, 2013, reflects the first installment payment made to the Company by Latitude Global, in December 2012, of a total of $47,500 payable by Latitude Global to the Company, to reimburse the Company for its expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.  Additional installment payments, each in the same amount, were due and payable by Latitude Global to the Company on January 15, 2013, February 15, 2013, March 15, 2013, April 15, 2013 and May 15, 2013.  Through the date of this Report, we have not received any additional payments from Latitude Global.  As noted above in the Section titled Termination of Proposed Acquisition of Operating Business we have initiated an action against Latitude Global for collection of the unpaid amounts owed.

Six Months ended January 31, 2014 Compared to Six Months ended January 31, 2013.

For the six months ended January 31, 2014, the Company had a net loss of $69,788 compared to a net loss of $59,313 for the six months ended January 31, 2013.  This increase in net loss of $10,475 (17.7%) between the comparable periods was primarily attributable to (a) an increase in professional fees from $31,160 for the six months ended January 31, 2013 to $32,727 for the same period in 2014 ($1,567); (b) an increase in interest expense from $10,960 for the six months ended January 31, 2013 to $13,854 for the six months ended January 31, 2014 ($2,894); and (c) a one-time expense reimbursement recognized by the Company of $7,917, during the six months ended January 31, 2013, which was partially offset by (x) a reduction in general and administrative expenses from $4,985 for the six months ended January 31, 2013 to $3,207 for the six months ended January 31, 2014 ($1,778) and (y) a reduction in tax expense from $125 for the six months ended January 31, 2013 to $0 for the six months ended January 31, 2014 ($125).

The increase in professional fees between the comparable periods is primarily attributable to an increase in fees paid in connection with the preparation of the Company’s financial statements and the fees payable to the Company’s auditors relating to the audit of the Company’s financial statements.  In addition, fees payable by the Company for the preparation of its annual tax returns also increased between the comparative periods.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made to the Company by Regent and Regent II, since January 31, 2013, including loans made during the quarter ended January 31, 2014, to pay all expenses incurred by the Company.

See the explanation, above, of the expense reimbursement recognized by the Company, during the six months ended January 31, 2013.

The reduction in tax expense between the comparable periods is attributable to reduced state income tax liabilities, attributable to the Company’s having paid past due tax obligations, during the six months ended January 31, 2013, all of which tax obligations were current, during the six months ended January 31, 2014.

The reduction in general and administrative expenses between the comparable periods is primarily attributable to a reduction in expenses relating to our quarterly SEC filings.

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

Liquidity and Capital Resources

We had no cash on hand at January 31, 2014 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $653,408.  As of January 31, 2014 we had total liabilities of $579,682.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company.  We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally legal expenses, accounting expenses, services fees payable to Regent II and other expenses relating to making filings required under the Exchange Act, which should not exceed $100,000 in the fiscal year ending July 31, 2014. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members, stockholders or affiliates will lend funds to us as needed for operations prior to completion of an acquisition. Management, stockholders and any such affiliates are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders, management and/or affiliates who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  As of January 31, 2014, we have incurred an outstanding indebtedness to Regent II and certain of our stockholders, in the aggregate principal amount of $505,190.

Except with respect to the $10,000 quarterly fee payable to Regent II, pursuant to the terms of a management agreement, we have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or stockholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2013, relative to our ability to continue as a going concern. We had a working capital deficit of $579,682 at January 31, 2014; we had an accumulated deficit of $653,408 incurred through January 31, 2014; and recorded losses of $44,225 for the three months ended January 31, 2014 and $69,788 for the six months through January 31, 2014.  The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2014 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes  to the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

First Amendment and Restatement to the Loan Agreement and Promissory Note with Regent II

Effective as of January 31, 2014, we executed a First Amendment and Restatement of Loan Agreement and Promissory Note (the “First Regent II Loan Restatement”) with Regent II.   The First Regent II Loan Restatement amended and restated the Loan Agreement and Promissory Note with Regent II (the “Regent II Loan Agreement”), which was filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013, as previously supplemented by Supplement No. 1 to the Regent II Loan Agreement, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on June 12, 2013, Supplement No. 2 to the Regent II Loan Agreement, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on October 28, 2013 and Supplement No. 3 to the Regent II Loan Agreement, filed as Exhibit 10.33 to the to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2013.  The First Regent II Loan Restatement (i) increased the aggregate principal amount outstanding thereunder, to include additional advances made by Regent II to the Company to pay operating expenses from November 1, 2013 through and until January 31, 2014, by $37,042 to $119,392 and (ii) extended the maturity date set forth in the Regent II Loan Agreement from January 31, 2014, through and until January 31, 2015.   All other terms of the Regent II Loan Agreement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the First Regent II Loan Agreement is only a summary and is qualified in its entirety by reference to the First Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Eighth Amendment and Restatement to the Loan Agreement and Promissory Note with Charles C. Stephenson, Jr. and Cynthia Field

Effective as of January 31, 2014, we executed an Eighth Amendment and Restatement of Loan Agreement and Promissory Note (the “Eighth Loan Restatement”) with Mr. Stephenson and Ms. Field. The Eighth Loan Restatement amended and restated the Seventh Loan Restatement, which was filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 18, 2013, extending the maturity date set forth in the Seventh Loan Restatement from January 31, 2014, through and until January 31, 2015. All other terms of the Seventh Loan Restatement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

The foregoing description of the Eighth Loan Restatement is only a summary and is qualified in its entirety by reference to the Eighth Amendment and Restatement of Loan Agreement and Promissory Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.34	First Amendment and Restatement of Loan Agreement and Promissory Note, dated as of January 31, 2014, with Regent Private Capital II, LLC.

10.35	Eighth Amendment and Restatement of Loan Agreement and Promissory Note, dated as of January 31, 2014, with Charles C. Stephenson, Jr. and Cynthia Field

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLINK COUTURE, INC.

Date: March 13, 2014	By:	/s/ Lawrence D. Field
Lawrence D. Field,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)