Form 10-Q
period 2014-04-30
Blink Couture Inc.
filed 2015-10-29
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-138951

BLINK COUTURE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0568153
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

558 Castle Pines Parkway B-4, Suite 140, Castle Pines, Colorado 80108

(Address of principal executive offices) (Zip Code)

(303) 730-7939

(Registrant’s telephone number, including area code)

5727 South Lewis Avenue, Tulsa, Oklahoma 74105

(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2015
Common Stock, $0.0001	393,169

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blink Couture, Inc.

Balance Sheets

As of April 30, 2014 (unaudited) and July 31, 2013

	April 30, 2014	July 31, 2013

Total Assets	$—	$—

Current Liabilities:
Accounts payable	$—	$1,810
Accrued interest - related parties	81,849	60,538
Notes due to related parties	518,752	447,546
Total Current Liabilities & Total Liabilities	$600,601	$509,894

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of April 30, 2014 and July 31, 2013	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(674,327)	(583,620)
Total Stockholders’ Deficit	$(600,601)	$(509,894)

Total Liabilities & Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the three and nine months ended April 30, 2014 and 2013

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	13,462	27,171	69,396	83,441

Loss from Operations	(13,462)	(27,171)	(69,396)	(83,441)

Other income (expenses):
Interest expense - related parties	(7,457)	(6,022)	(21,311)	(16,982)
Gain on termination of merger agreement	—	—	—	7,917
Total other income (expenses)	(7,457)	(6,022)	(21,311)	(9,065)

Loss before Income Taxes	(20,919)	(33,193)	(90,707)	(92,506)

Provision for income taxes	—	—	—	—

Net Loss	$(20,919)	$(33,193)	$(90,707)	$(92,506)

Basic and diluted net loss per common share:
Weighted average shares outstanding	393,169	393,169	393,169	393,169
Net loss per common share	$(0.05)	$(0.08)	$(0.23)	$(0.24)

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the nine months ended April 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flow from operating activities:
Net Loss	$(90,707)	$(92,506)

Change in operating assets and liabilities:
Accounts payable	(1,810)	2,070
Accrued interest - related parties	21,311	16,982
Net Cash Used in Operating Activities	(71,206)	(73,454)

Cash flow from financing activities:
Proceeds from notes due to related parties	71,206	73,454
Net Cash Provided by Financing Activities	71,206	73,454

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Unaudited Financial Statements

April 30, 2014

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Business Description

Blink Couture, Inc. (the “Company”) was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has nominal operations and no assets, and is considered a Shell company as defined by Rule 12b-2 of the Exchange Act.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at July 31, 2013, has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013, that was filed with the SEC on October 28, 2013. The results of operations for the three and nine months ended April 30, 2014, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013. There were no material changes to our significant accounting policies during the interim period ended April 30, 2014.

Recent Accounting Pronouncements

In June 2014, FASB issued guidance that eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily the presentation of inception to date financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected to adopt the new guidance for development stage entities for the interim period ended April 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Since this guidance primarily addresses certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently in the process of evaluating the additional disclosure requirements of the new guidance and has not determined the impact of adoption on its financial statement disclosures.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, incurred net losses of $674,327 since inception, has no assets and a stockholders’ deficit of $600,601. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note. Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares. Additionally, from January 1, 2012 to April 30, 2014, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which was affiliated with the Company, advanced additional amounts to the Company under the terms of a new note. As of April 30, 2014, the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $518,752, which represents amounts loaned to the Company to pay the Company’s expenses of operation. In addition, the Company has accrued related party interest of $81,849 and $54,136 as of April 30, 2014 and 2013, respectively.

For the nine months ended April 30, 2014 and 2013, the Company recorded $21,311 and $16,982, respectively, of interest expense related to the notes held by related parties.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital. LLC (“Regent”). The term of the Services Agreement was originally one year and the Company was obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. This agreement was extended and on December 31, 2012, was assigned to Regent Private Capital II, LLC (“Regent II”). During each of the fiscal years ended July 31, 2011, 2012 and 2013, the Company paid a total of $40,000 in fees to Regent and/or Regent II. During the nine months ended April 30, 2014, the Company paid $20,000 in fees to Regent and/or Regent II.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net operating losses of approximately $674,000, which results in a net deferred tax asset of approximately $236,000, assuming an effective tax rate of 35%, at April 30, 2014. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

NOTE 6. SUBSEQUENT EVENTS

From May 2014 through December 2014, advances of $5,164 were made by related parties to the Company to pay operating expenses during that period, increasing the notes payable to related parties to $523,916.

On December 10, 2014, Alice Terry Ray purchased 277,383 shares of the Company’s common stock from Cynthia Field and Charles Stephenson via a private transaction for $50,000. The transaction represented 70.6% of the Company’s outstanding shares, resulting in a change in control of the Company’s common stock.

On December 24, 2014, as a result of three separate Assignment and Assumption agreements, the Company’s notes payable to related parties in the amount of $523,916 and accrued interest of $73,886 were sold by the related parties to three non-related parties for nominal consideration.

On January 3, 2015, A. Terry Ray was appointed Director of the Corporation, Lawrence D. Field resigned as President of the Corporation, and A. Terry Ray was appointed Director of the Corporation.

In January 2015, accrued interest of $74,491 associated with outstanding notes payable of $523,916 was forgone and forgiven by the note holders. In addition, the outstanding notes payables of $523,916 were replaced by convertible notes payables in the same amounts. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2016.

From February 2015 through October 2015, advances of $8,500 were made by related parties to the Company to pay operating expenses during that period. The advances were made to the Company pursuant to convertible note payables. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016.

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

On December 5, 2012, we executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, and all proposed transactions relating to the merger. As a condition to the termination of the Merger Agreement, Latitude Global agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees. Latitude Global agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment having been received by us on or around December 11, 2012. The remaining five payments were also evidenced by a promissory note, in the principal amount of $39,583 (the “Note”). In December 2013, we commenced an action in the Circuit Court of the 4th Judicial Circuit in Duval County, Florida, against Latitude Global, for the payment of the outstanding principal amount of the Note, in the amount of $39,583.34, together with interest at a rate of 8% per annum, court costs, collection costs and attorney’s fees. On September 23, 2014, we entered into a settlement agreement with Latitude Global for $41,120, which was paid to the Company in installments from September 2014 through November 2014.

Change in Control Transaction

On December 10, 2014, A. Terry Ray purchased 277,383 shares of the Company’s common stock from Cynthia Field and Charles Stephenson via a private transaction for $50,000. The transaction represented 70.6% of the Company’s outstanding shares, resulting in a change in control of the Company’s common stock.

On January 3, 2015, A. Terry Ray was appointed Director of the Corporation, Lawrence D. Field resigned as President of the Corporation, and A. Terry Ray was appointed Director of the Corporation.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company. There can be no assurance that we will be able consummate an acquisition of any operating company. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Three Months ended April 30, 2014 Compared to Three Months ended April 30, 2013.

For the three months ended April 30, 2014, the Company had a net loss of $20,919 compared to a net loss of $33,193 for the three months ended April 30, 2013. This decrease in net loss of $12,274, or 37.0%, between the comparable periods was primarily attributable to (a) a reduction in management fees of $10,000 from $10,000 for the three months ended April 30, 2013, to $0 for the three months ended April 30, 2014; (b) a reduction in professional fees of $4,315 from $14,565 for the three months ended April 30, 2013, to $10,250 for the same quarter in 2014; partially offset by (c) an increase in interest expense of $1,435 from $6,022 for the three months ended April 30, 2013, to $7,457 for the three months ended April 30, 2014.

The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014.The reduction in professional fees between the comparable periods is primarily attributable to costs for the preparation of the Company’s financial statements incurred during the three months ended April 30, 2013, which were not incurred during the three months ended April 30, 2014.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to new loans made to the Company, since April 30, 2013, including loans made during the quarter ended April 30, 2014, to pay all of the Company’s expenses, by Regent Private Capital II, LLC (“Regent II”), a company whose sole member is Charles C. Stephenson, Jr., one of the Company’s principal stockholders.

Nine Months ended April 30, 2014 Compared to Nine Months ended April 30, 2013.

For the nine months ended April 30, 2014, the Company had a net loss of $90,707 compared to a net loss of $92,506 for the nine months ended April 30, 2013. This decrease in net loss of $1,799, or 1.9%, between the comparable periods was attributable to (a) a reduction in management fees of $10,000 from $30,000 for the nine months ended April 30, 2013, to $20,000 for the nine months ended April 30, 2014; (b) a reduction in professional fees of $2,748 from $45,725 for the nine months ended April 30, 2013, to $42,977 for the same period in 2014; (c) a reduction in general and administrative expenses of $1,297 from $7,716 for the nine months ended April 30, 2013, to $6,419 for the nine months ended April 30,2014; which were partially offset by (d) a gain of $7,917 recognized by the Company as a result of the termination of a merger agreement during the nine months ended April 30, 2013; and (e) an increase in interest expense of $4,329 from $16,982 for the nine months ended April 30, 2013, to $21,311 for the nine months ended April 30, 2014.

The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014.

The gain of $7,917 recognized by the Company, during the nine months ended April 30, 2013, reflects the first installment payment made to the Company by Latitude Global, in December 2012, of a total of $47,500 payable by Latitude Global to the Company, to reimburse the Company for its expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement. As noted above in the Section titled Termination of Proposed Acquisition of Operating Business, as a result of legal action initiated against Latitude Global in December 2013 and a subsequent settlement agreement with Latitude Global in September 2014, we received additional installment payments of $41,120, which includes interest and reimbursement of legal and other fees, from September 2014 through November 2014.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made to the Company by Regent and Regent II, since April 30, 2013, including loans made during the quarter ended April 30, 2014, to pay all expenses incurred by the Company.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, we anticipate incurring costs related to:

i.	the preparation and filing of the Company’s financial statements and Exchange Act reports;

ii.	investigating, analyzing, and consummating potential acquisition or merger opportunities; and

iii.	other ongoing general and administrative type costs.

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management and/or other investors.

The Company may consider acquiring another business, which has recently commenced operations, is a developing-stage company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, any such business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

We had no cash on hand at April 30, 2014, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have an accumulated a deficit of $674,327. As of April 30, 2014, we had total liabilities of $600,601.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company. We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally legal expenses, accounting expenses, and other expenses relating to making filings required under the Exchange Act, which should not exceed $100,000 in the fiscal year ending July 31, 2014. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members, stockholders or affiliates will lend funds to us as needed for operations prior to completion of an acquisition. Management, stockholders and any such affiliates are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders, management and/or affiliates who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. As of April 30, 2014, we have incurred an outstanding indebtedness to certain of our stockholders, in the aggregate principal amount of $518,752.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2013, relative to our ability to continue as a going concern. We had a working capital deficit of $600,601 at April 30, 2014; we had an accumulated deficit of $674,327 incurred through April 30, 2014; and recorded a net loss of $90,707 for the nine months through April 30, 2014. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2014, and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to an investor in our securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

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

BLINK COUTURE, INC.

Date: October 29, 2015	By:	/s/ A. Terry Ray
A. Terry Ray,
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

