Form 10-K
period 2014-07-31
Blink Couture Inc.
filed 2015-11-02
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-138951

BLINK COUTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

558 Castle Pines Parkway B-4, Suite 140, Castle Pines, Colorado 80108
(Address of principal executive offices)

(303) 730-7939
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on January 31, 2014, was $1,159,018.

The number of shares outstanding of the issuer’s Common Stock as of October 26, 2015, was 393,169.

BLINK COUTURE, INC.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Blink Couture, Inc. (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

Item 1. Business

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

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations.

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

We will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct a reasonable due diligence review of potential targets given the lack of information which may be available regarding private companies, our limited personnel and financial resources, and the limited experience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. Our decision-making will be particularly dependent upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

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

The Company has unrestricted flexibility in seeking, analyzing and participating in other potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

The Company neither rents nor owns any properties. Prior to the change in control transaction in December 2014, the Company used the office space and equipment of Regent II at no cost. After the change in control transaction in December 2014, the Company uses the office space of A. Terry Ray, the Company’s President and Chief Executive Officer, at no cost.

Item 3. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”). As of October 26, 2015, there were 393,169 shares of common stock issued and outstanding, which were held by 24 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

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

The following table shows the high and low prices of our shares of Common Stock on the OTCQB Tier of the OTC Markets, for each quarter during our fiscal years ended July 31, 2013 and 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2012 – October 31, 2012	$10.01	$10.01
November 1, 2012 – January 31, 2013	$10.01	$10.01
February 1, 2013 – April 30, 2013	$10.01	$10.01
May 1, 2013 – July 31, 2013	$10.01	$10.01
August 1, 2013 – October 31, 2013	$10.01	$10.01
November 1, 2013 – January 31, 2014	$10.01	$10.01
February 1, 2014 – April 30, 2014	$10.01	$10.01
May 1, 2014 – July 31, 2014	$10.01	$10.01

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2014.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

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

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception in October 2003. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company. There can be no assurance that we will be able to consummate an acquisition of an operating company. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Year ended July 31, 2014 Compared to Year ended July 31, 2013

For the year ended July 31, 2014, the Company had a net loss of $101,622 compared to a net loss of $123,037 for the year ended July 31, 2013. This reduction in net loss of $21,415, or 17.4%, between the comparable periods was primarily attributable to (a) a reduction in professional fees of $14,318 from $57,770 for the year ended July 31, 2013, to $43,452 for the year ended July 31, 2014; (b) a reduction in management fees of $20,000 from $40,000 for the year ended July 31, 2013, to $20,000 for the year ended July 31, 2014; and (c) a decrease in general and administrative expenses of $802 from $9,800 for the year ended July 31, 2013, to $8,998 for the year ended July 31, 2014; which was partially offset by (d) a gain of $7,917 recognized by the Company as a result of the termination of a merger agreement during the year ended July 31, 2013; and (e) an increase in interest expense of $5,788 from $23,384 for the year ended July 31, 2013, to $29,172 for the year ended July 31, 2014.

The reduction in professional fees between the comparable periods is primarily attributable to a reduction in accounting and legal fees incurred by the Company, primarily during the last six months of fiscal year 2014, which corresponds to when the Company stopped filing quarterly reports with the SEC.

The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014.

The gain of $7,917 recognized by the Company, during the fiscal year ended July 31, 2013, reflects the first installment payment made to the Company by Latitude Global, in December 2012, of a total of $47,500 payable by Latitude Global to the Company, to reimburse the Company for its expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement. As noted above in the Section titled Termination of Proposed Acquisition of Operating Business, as a result of legal action initiated against Latitude Global in December 2013 and a subsequent settlement agreement with Latitude Global in September 2014, we received additional installment payments of $41,120, which includes interest and reimbursement of legal and other fees, from September 2014 through November 2014.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to additional loans made to the Company by Regent and Regent II, since July 31, 2013, including loans made during the quarter ended July 31, 2014, to pay all expenses incurred by the Company.

Plan of Operation

The Company currently does not engage in any business activities that provide positive cash flow. During the next twelve months, we anticipate incurring costs related to:

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

Liquidity and Capital Resources

We had no cash on hand at July 31, 2014, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $685,242. As of July 31, 2014, we had total liabilities of $611,516.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company. We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally legal expenses, accounting expenses, and other expenses relating to making filings required under the Exchange Act, which should not exceed $100,000 in the fiscal year ending July 31, 2015. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future obligations and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management, stockholders or affiliates will lend funds to us as needed for operations prior to completion of an acquisition. Management, stockholders and any such affiliates are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders, management and/or affiliates who advance funds to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. As of July 31, 2014, we have incurred an outstanding indebtedness to certain of our stockholders, in the aggregate principal amount of $521,806.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2014, relative to our ability to continue as a going concern. We had a working capital deficit of $611,516 at July 31, 2014; we had an accumulated deficit of $685,242 incurred through July 31, 2014; and recorded a net loss of $101,622 for the fiscal year ended July 31, 2014. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2015, and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to an investor in our securities.

Contractual Obligations

Not required for smaller reporting companies.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we have any such critical accounting policies at this time.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2014 and 2013, and the reports thereon of Paritz & Co, PA.

Paritz & Company, P.A.	15 Warren Street, Suite 25
Hackensack, New Jersey 07601
(201)342-7753
Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blink Couture, Inc.

We have audited the accompanying balance sheets of Blink Couture, Inc. as of July 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended July 31, 2014. Blink Couture’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blink Couture, Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Blink Couture, Inc. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 3 to the financial statements, the Company has no revenue and has generated net losses of $583,620, has no assets, and total liabilities exceed its current assets and total assets by $685,415 as of July 31, 2014. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ 07601

October 19, 2015

Blink Couture, Inc.

Balance Sheets

As of July 31, 2014 and 2013

	July 31, 2014	July 31, 2013

Total Assets	$—	$—

Current Liabilities:
Accounts payable	$—	$1,810
Accrued interest - related parties	89,710	60,538
Notes due to related parties	521,806	447,546
Total Current Liabilities & Total Liabilities	$611,516	$509,894

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of April 30, 2014 and July 31, 2013	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(685,242)	(583,620)
Total Stockholders’ Deficit	$(611,516)	$(509,894)

Total Liabilities & Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the fiscal years ended July 31, 2014 and 2013

	2014	2013

Revenues	$—	$—

Operating Expenses:
General and administrative expenses	72,450	107,570

Loss from Operations	(72,450)	(107,570)

Other income (expenses):
Interest expense - related parties	(29,172)	(23,384)
Gain on termination of merger agreement	—	7,917
Total other income (expenses)	(29,172)	(15,467)

Loss before Income Taxes	(101,622)	(123,037)

Provision for income taxes	—	—

Net Loss	$(101,622)	$(123,037)

Basic and diluted net loss per common share:
Weighted average shares outstanding	393,169	393,169
Net loss per common share	$(0.26)	$(0.31)

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the fiscal years ended July 31, 2014 and 2013

	2014	2013
Cash flow from operating activities:
Net Loss	$(101,622)	$(123,037)

Change in operating assets and liabilities:
Accounts payable	(1,810)	1,810
Accrued interest - related parties	29,172	23,384
Net Cash Used in Operating Activities	(74,260)	(97,843)

Cash flow from financing activities:
Proceeds from notes due to related parties	74,260	97,843
Net Cash Provided by Financing Activities	74,260	97,843

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Stockholders’ Deficit

For the fiscal years ended July 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at August 1, 2012	—	$—	393,169	$39	$73,687	$(460,583)	$(386,857)

Net Loss	—	—	—	—	—	(123,037)	(123,037)
Balance at July 31, 2013	—	—	393,169	39	73,687	(583,620)	(509,894)

Net Loss	—	—	—	—	—	(101,622)	(101,622)
Balance at July 31, 2014	—	—	393,169	$39	$73,687	$(685,242)	$(611,516)

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

July 31, 2014

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Basic and Diluted Earnings per Share

Pursuant to the authoritative guidance, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Revenue Recognition

The Company has nominal operations and has not generated any revenue from its operations.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $685,242 since inception, has no assets and a stockholders’ deficit of $611,516. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note. Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares. Additionally, from January 1, 2012 to July 31, 2014, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note. As of July 31, 2014 the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $521,806, which represents amounts loaned to the Company to pay the Company’s expenses of operation. In addition, the Company has accrued related party interest of $89,710 and $60,538 as of July 31, 2014 and 2013, respectively.

For the fiscal years ended July 31, 2014 and 2013, the Company recorded $29,172 and $23,384, respectively, of interest expense related to the notes held by related parties.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital. LLC (“Regent”). The term of the Services Agreement was originally one year and the Company was obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. This agreement was extended and on December 31, 2012 was assigned to Regent Private Capital II, LLC (“Regent II”). During each of the fiscal years ended July 31, 2011, 2012, and 2013, the Company paid a total of $40,000 in fees to Regent and/or Regent II. During the fiscal year ended July 31, 2014, the Company paid $20,000 in fees to Regent II.

NOTE 5. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of approximately $685,000. The expected income tax benefit for the net operating loss carryforwards is approximately $240,000, assuming an effective tax rate of 35%, at July 31, 2014. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

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

On December 5, 2012, we executed and entered into a Termination and Release Agreement (the “Termination Agreement”) with Latitude Global for the purpose of mutually terminating the Merger Agreement, and all proposed transactions relating to the merger. As a condition to the termination of the Merger Agreement, Latitude Global agreed to reimburse the Company $47,500 for its expenses in connection with the Merger Agreement, including legal fees. Latitude Global agreed to pay this amount in six equal consecutive installments of $7,917 with the initial payment having been received by us on or around December 11, 2012. The remaining five payments were also evidenced by a promissory note, in the principal amount of $39,583 (the “Note”). In December 2013, we commenced an action in the Circuit Court of the 4th Judicial Circuit in Duval County, Florida, against Latitude Global, for the payment of the outstanding principal amount of the Note, in the amount of $39,583, together with interest at a rate of 8% per annum, court costs, collection costs and attorney’s fees. On September 23, 2014, we entered into a settlement agreement with Latitude Global for $41,120, which was paid to the Company in installments from September 2014 through November 2014. The Company recorded payments as received and did not accrue the total obligation due as of July 31, 2014, due to the potential non-collectability of this money.

NOTE 7. SUBSEQUENT EVENTS

From August 2014 through December 2014, advances of $2,110 were made by related parties to the Company to pay operating expenses during that period, increasing the notes payable to related parties to $523,916.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Evaluation of Internal Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Securities Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of July 31, 2014, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of July 31, 2014.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and there is not otherwise included in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended July 31, 2014, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is the name of our sole director and executive officer as of September 25, 2015:

Name	Age	Position

Alice Terry Ray	70	President, Chief Executive Officer, Chief Financial Officer and Secretary

Alice Terry Ray Ms. Ray was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director of the Company on January 3, 2015. A. Terry Ray has served as the corporate Secretary of a number of public and private corporations and the administrative assistant or secretary to presidents of several companies for many years. Since 1991, she has served as a Director and the Secretary of American Business Services, Inc. She has also served a Secretary and Director of VentureVest Capital Corporation, a venture capital firm in Colorado. From 1995 to January 2004, she was employed as a senior administrator for Denver Reserve, Inc., a company in Littleton, Colorado, engaged in pre-tax benefit plans. Ms. Ray has served in various administrative positions in her community for many years. Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2014.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Alice Terry Ray is our only officer and our sole director, therefore, she is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Ms. Ray serves as the sole director and sole officer, she is responsible for reviewing her own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Ms. Ray, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11. Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2014 and 2013.

Name and Position	Year	Cash Compensation	Other Compensation

Lawrence D. Field (1)	2014	None	None
	2013	None	None

(1) Mr. Field was our former President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Field resigned from the Company on January 3, 2015, and ceded his position to A. Terry Ray on the same date.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial stock ownership as of October 26, 2015, of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Our common stock is our only class of voting securities. The percentage of beneficial ownership is based on 393,169 shares of common stock outstanding on the date of this report.

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Alice Terry Ray	277,383	70.55%
6521 Ocaso Drive
Castle Pines, CO 80108

Officers and directors as a group (one person)*	277,383	70.55%

Errol Green**	38,096	9.69%
24-13th Street Etobicoke, ON M8V 3H4

Derek Johannson**	20,000	5.09%
5727 South Lewis Avenue Tulsa, OK 74105

** Based upon a Stockholder List, provided by the Company’s Transfer Agent, dated May 22, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note. Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares. Additionally, from January 1, 2012 to July 31, 2014, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note. As of July 31, 2014 the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $521,806, which represents amounts loaned to the Company to pay the Company’s expenses of operation. In addition, the Company has accrued related party interest of $89,698 and $60,538 as of July 31, 2014 and 2013 respectively.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital. LLC (“Regent”). The term of the Services Agreement was originally one year and the Company was obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. This agreement was extended and on December 31, 2012 was assigned to Regent Private Capital II, LLC (“Regent II”). During each of the fiscal years ended July 31, 2011, 2012 and 2013, the Company paid a total of $40,000 in fees to Regent and/or Regent II. During the fiscal year ended July 31, 2014, the Company paid $20,000 in fees to Regent and/or Regent II.

On December 10, 2014, Alice Terry Ray purchased 277,383 shares of the Company’s common stock from Cynthia Field and Charles Stephenson via a private transaction for $50,000. The transaction represented 70.6% of the Company’s outstanding shares, resulting in a change in control of the Company’s common stock.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Alice Terry Ray, our sole director, would not be considered independent as she also serves as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Paritz & Company, P.A. (“Paritz”) has served as the Company’s independent registered public accounting firm for the years ended July 31, 2014 and 2013. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended July 31, 2014 and 2013, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Paritz & Company, P.A.
	2014	2013
Audit fees	$9,495	$10,485
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$9,495	$10,485

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co, P.A., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of July 31, 2014 and 2013

●	Statements of Operations for the years ended July 31, 2014 and 2013

●	Statements of Changes in Stockholders’ Equity for the period from October 23, 2003 (inception) to July 31, 2013

●	Statements of Cash Flows for the years ended July 31, 2014 and 2013

●	Notes to Financial Statements

2. Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation of Fashionfreakz International Inc., filed with the Secretary of State of Delaware on October 23, 2003 (1)

3.2	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on December 2, 2005 (1)

3.3	Bylaws of Fashionfreakz International Inc (1)

3.4	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on June 13, 2008 (2)

3.5	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on November 2, 2009 (2)

4	Instrument Defining the Right of Holders – Form of Share Certificate (1)

14.1	Corporate Code of Ethics and Conduct (2)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

* Filed herewith

(1) Filed as an exhibit to the Company’s Form SB-2/A (File No. 333-138951) filed with the Securities and Exchange Commission on November 27, 2006 and incorporated herein by this reference.

(2) Filed as an exhibit to the Company’s Form 10-K (File No. 333-138951) filed with the Securities and Exchange Commission on October 29, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK COUTURE, INC.

Date: November 2, 2015	By:	/s/ A. Terry Ray
A. Terry Ray, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Name	Title	Date

/s/ A. Terry Ray	President, Chief Executive Officer,	November 2, 2015
A. Terry Ray	Chief Financial Officer,
Secretary and Director

