Form 10-Q
period 2014-10-31
Blink Couture Inc.
filed 2015-11-04
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-138951

BLINK COUTURE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0568153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employe Identification No.)

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

Yes [X] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2015
Common Stock, $0.0001	393,169

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blink Couture, Inc.

Balance Sheets

As of October 31, 2014 and July 31, 2014

(Unaudited)

	October 31, 2014	July 31, 2014
Current Assets:
Settlement receivable	$17,841	—
Total Current Assets & Total Assets	$17,841	$—

Current Liabilities:
Accounts payable and accrued liabilities	$5,202	$—
Accrued interest - related parties	81,115	89,710
Notes due to related parties	522,366	521,806
Total Current Liabilities & Total Liabilities	$608,683	$611,516

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of October 31, 2014 and July 31, 2014	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(664,568)	(685,242)
Total Stockholders’ Deficit	$(590,842)	$(611,516)

Total Liabilities & Stockholders’ Deficit	$17,841	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the three months ended October 31, 2014 and 2013

(Unaudited)

	2014	2013

Revenues	$—	$—

Operating Expenses:
General and administrative expenses	12,549	18,792

Loss from Operations	(12,549)	(18,792)

Other income (expenses):
Interest expense - related parties	(7,897)	(6,771)
Termination of merger agreement	41,120	—
Total other income (expenses)	33,223	(6,771)

Income (Loss) before Income Taxes	20,674	(25,563)

Provision for income taxes	—	—

Net Income (Loss)	$20,674	$(25,563)

Basic and diluted net income (loss) per common share:
Weighted average shares outstanding	393,169	393,169
Net income (loss) per common share	$0.05	$(0.07)

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the three months ended October 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flow from operating activities:
Net Income (Loss)	$20,264	$(25,563)

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,202	(1,810)
Accrued interest - related parties	(8,595)	6,771
Net Cash Used in Operating Activities	(560)	(20,602)

Cash flow from financing activities:
Proceeds from notes due to related parties	560	20,602
Net Cash Provided by Financing Activities	560	20,602

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$16,492	$—

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

October 31, 2014

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

Blink Couture, Inc. (the “Company”) was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has nominal operations and nominal assets, and is considered a Shell company as defined by Rule 12b-2 of the Exchange Act.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at July 31, 2014, has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, that was filed with the SEC on November 2, 2015. The results of operations for the three months ended October 31, 2014, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014. There were no material changes to our significant accounting policies during the interim period ended October 31, 2014.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $664,568 since inception, has nominal assets and a stockholders’ deficit of $590,842. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of October 31, 2014, the Company had received proceeds of $23,279 from the settlement amount, of which $6,787 was paid to the Company’s legal counsel. The remaining $17,841 of the settlement was received in November 2014.

NOTE 5. RELATED PARTY TRANSACTIONS

As of October 31, 2014, the Company had loans and notes outstanding from two of its shareholders and an affiliate in the aggregate amount of $522,366, which represents amounts loaned to the Company to pay the Company’s expenses of operation. As of October 31, 2014, the notes were due January 31, 2015, and bear interest at 6% per annum. The Company has accrued interest in the amount of $81,115 as of October 31, 2014. For the three months ended October 31, 2014 and 2013, the Company recorded $7,987 and $6,771, respectively, of interest expense related to the notes held by related parties.

During the three months ended October 31, 2014, the Company paid $16,492 in accrued interest for notes held by two of its shareholders.

During the three months ended October 31, 2013, the Company paid $10,000 to an affiliate as part of a services agreement that obligated the Company to pay a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter. The quarterly payment obligations were terminated with the quarter ending January 31, 2014.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $664,568. The expected income tax benefit for the net operating loss carryforwards is approximately $230,000, assuming an effective tax rate of 35%, at October 31, 2014. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the three months ended October 31, 2014, no taxable income was generated. For tax purposes, the gain on the termination of the merger agreement was more than offset by tax deductible interest expense, which was previously non-deductible for tax purposes due to non-payment to the note holders, legal expenses, and other operating expenses deductible for tax purposes.

NOTE 7. SUBSEQUENT EVENTS

From November 2014 through December 2014, advances of $1,550 were made by related parties to the Company to pay operating expenses during that period, increasing the notes payable to related parties to $523,916.

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

Three Months ended October 31, 2014 Compared to Three Months ended October 31, 2013.

For the three months ended October 31, 2014, the Company had net income of $20,674 compared to a net loss of $25,563 for the three months ended October 31, 2013. This decrease in net loss of $46,243 between the comparable periods was attributable to (a) recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the three months ended October 31, 2014; (b) a reduction in management fees from $10,000 for the three months ended October 31, 2013 to $0 for the three months ended October 31, 2014; partially offset by (c) an increase of $3,732 in professional fees from $8,257 for the three months ended October 31, 2013, to $11,989 for the same quarter in 2014; (d) an increase of $1,126 in interest expense from $6,771 for the three months ended October 31, 2013, to $7,897 for the three months ended October 31, 2014.

The gain on a settlement agreement recognized by the Company during the three months ended October 31, 2014, reflects the settlement awarded to the Company by Latitude Global, and represents reimbursements of expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.

The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014. The increase in professional fees between the comparable periods is primarily attributable to legal costs associated with the settlement awarded from Latitude Global during the three months ended October 31, 2014, which were not incurred in three months ended October 31, 2013.

The increase in interest expense between the comparable periods reflects additional interest payable by the Company with respect to new loans made to the Company, since October 31, 2013, including loans made during the quarter ended October 31, 2014, to pay all of the Company’s expenses.

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

Liquidity and Capital Resources

We had no cash on hand at October 31, 2014, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $664,568. As of October 31, 2014, we had total assets of $17,841 and total liabilities of $608,683.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2014, relative to our ability to continue as a going concern. We had a working capital deficit of $590,842 at October 31, 2014 and an accumulated deficit of $664,568 incurred through October 31, 2014. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2015, and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

BLINK COUTURE, INC.

Date: November 4, 2015	By:	/s/ A. Terry Ray
A. Terry Ray
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

