Form 10-Q
period 2015-01-31
Blink Couture Inc.
filed 2015-11-05
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 934

For the transition period from to

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blink Couture, Inc.

Balance Sheets

As of January 31, 2015 and July 31, 2014

(Unaudited)

	January 31, 2015	July 31, 2014

Total Assets	$—	$—

Current Liabilities:
Accrued interest - related parties	—	89,710
Notes due to related parties	—	521,806
Convertible notes payable	523,916	—
Total Current Liabilities & Total Liabilities	$523,916	$611,516

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of January 31, 2015 and July 31, 2013	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(597,642)	(685,242)
Total Stockholders’ Deficit	$(523,916)	$(611,516)

Total Liabilities & Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the three and six months ended January 31, 2015 and 2014

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	1,550	37,142	14,099	55,934

Loss from Operations	(1,550)	(37,142)	(14,099)	(55,934)

Other income (expenses):
Interest expense-related parties	(6,015)	(7,083)	(13,912)	(13,854)
Termination of merger agreement	—	—	41,120	—
Forgiveness of debt	74,491	—	74,491	—
Total other income (expenses)	68,476	(7,083)	101,699	(13,854)

Income (Loss) before Income Taxes	66,926	(44,225)	87,600	(69,788)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$66,926	$(44,225)	$87,600	$(69,788)

Basic and diluted net income (loss) per common share:
Weighted average shares outstanding	393,169	393,169	393,169	393,169
Net income (loss) per common share	$0.17	$(0.11)	$0.22	$(0.18)

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the six months ended January 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net Income (Loss)	$87,600	$(69,788)

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	(74,491)	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	—	(1,710)
Accrued interest - related parties	(15,219)	13,854
Net Cash Used in Operating Activities	(2,110)	(57,644)

Cash flow from financing activities:
Proceeds from notes due to related parties	2,110	57,644
Net Cash Provided by Financing Activities	2,110	57,644

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$29,131	$—

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

January 31, 2015

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, that was filed with the SEC on November 2, 2015. The results of operations for the six months ended January 31, 2015, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014. There were no material changes to our significant accounting policies during the interim period ended January 31, 2015.

Recent Accounting Pronouncements

In June 2014, FASB issued guidance that eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily the presentation of inception to date financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company elected to adopt the new guidance for development stage entities for the interim period ended April 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred accumulated net losses of $597,642 since inception, has no assets and a stockholders’ deficit of $523,916. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2015, advances of $2,110 were made by related parties to the Company to pay operating expenses, increasing the notes payable to related parties to $523,916. On December 23, 2014, the due date of the notes payable to related parties was extended from January 31, 2015, to December 31, 2015. The notes accrued interest at 6% per annum. For the six months ended January 31, 2015 and 2014, the Company recorded $13,912 and $13,854, respectively, of interest expense related to the notes held by related parties.

During the six months ended January 31, 2015, the Company paid $29,131 in accrued interest for notes held by two of its shareholders.

On December 24, 2014, as a result of three separate Assignment and Assumption agreements, the Company’s notes payable to related parties in the amount of $523,916 and accrued interest of $73,716 were sold by the related parties to three non-related parties for nominal consideration.

On January 7, 2015, accrued interest of $74,491 associated with the outstanding notes payable of $523,916 was forgone and forgiven by the note holders. In addition, the outstanding notes payables of $523,916 were replaced by convertible notes payables in the same amounts. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2016.

During the six months ended January 31, 2014, the Company paid $20,000 to an affiliate as part of a services agreement that obligated the Company to pay a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter. The quarterly payment obligations were terminated during the quarter ending January 31, 2014.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $597,642. The expected income tax benefit for the net operating loss carryforwards is approximately $200,000, assuming an effective tax rate of 35%, at January 31, 2015. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the six months ended January 31, 2015, no taxable income was generated. For tax purposes, the gain on the forgiveness of the outstanding accrued interest did not generate taxable income since the interest expense that made up the accrued interest forgiven was non-deductible for tax purposes due to non-payment to the note holders. The gain on the termination of the merger agreement was more than offset by tax deductible interest expense, which consisted of amounts paid to the note holders during the period, legal expenses, and other operating expenses deductible for tax purposes.

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

Three Months ended January 31, 2015 Compared to Three Months ended January 31, 2014.

For the three months ended January 31, 2015, the Company had net income of $66,926 compared to a net loss of $44,225 for the three months ended January 31, 2014. The increase in earnings of $111,151 between the comparable periods was attributable to (a) a $74,491 gain on the forgiveness of debt; (b) a reduction of $24,470 in professional fees from $24,470 for the three months ended January 31, 2014, to $0 for the same quarter in 2015; (c) a reduction in management fees from $10,000 for the three months ended January 31, 2014, to $0 for the three months ended January 31, 2015; (d) a decrease of $1,122 in other general and administrative expenses; and (e) a decrease of $1,068 in interest expense from $7,083 for the three months ended January 31, 2014, to $6,015 for the three months ended January 31, 2015.

The gain on the forgiveness of debt recognized by the Company during the three months ended January 31, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes payables in the same amounts and accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2016.

The reduction in professional fees between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the three months ended January 31, 2014, which were not incurred in three months ended January 31, 2015. The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014.

The decrease in interest expense between the comparable periods was the result of the restructuring of the outstanding convertible notes payable on January 7, 2015. The convertible notes are interest free until December 31, 2015.

Six Months ended January 31, 2015 Compared to Six Months ended January 31, 2014.

For the six months ended January 31, 2015, the Company had net income of $87,600 compared to a net loss of $69,788 for the six months ended January 31, 2014. The increase in earnings of $157,388 between the comparable periods was primarily attributable to (a) a $74,491 gain on the forgiveness of debt; (b) the recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the six months ended January 31, 2015; (c) a reduction of $20,738 in professional fees from $32,727 for the six months ended January 31, 2014, to $11,989 for the same quarter in 2015; (d) a reduction in management fees from $20,000 for the six months ended January 31, 2014, to $0 for the six months ended January 31, 2015; and (e) a decrease of $1,097 in other general and administrative expenses.

The gain on the forgiveness of debt recognized by the Company during the six months ended January 31, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes payables in the same amounts. As part of the restructuring, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2016.

The gain on a settlement agreement recognized by the Company during the six months ended January 31, 2015, reflects the settlement awarded to the Company by Latitude Global, and represents reimbursements of expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.

The reduction in professional fees between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the six months ended January 31, 2014, which were not incurred in three months ended January 31, 2015. The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014.

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

Liquidity and Capital Resources

We had no cash on hand at January 31, 2015, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $597,642. As of January 31, 2015, we had no assets and total liabilities of $523,916.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2014, relative to our ability to continue as a going concern. We had a working capital deficit of $523,916 at January 31, 2015, and an accumulated deficit of $597,642 incurred through January 31, 2015. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the next twelve months and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLINK COUTURE, INC.

Date: November 5, 2015	By:	/s/ Terry Ray
Terry Ray
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

