Form 10-Q
period 2015-04-30
Blink Couture Inc.
filed 2015-11-12
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Yes [X] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2015
Common Stock, $0.0001	393,169

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blink Couture, Inc.

Balance Sheets

As of April 30, 2015 and July 31, 2014

(Unaudited)

	April 30, 2015	July 31, 2014
Current Assets:
Cash	$443	—
Total Current Assets & Total Assets	$443	$—

Current Liabilities:
Accrued interest - related parties	$—	$89,710
Notes due to related parties	4,000	521,806
Convertible notes payable	523,916	—
Total Current Liabilities & Total Liabilities	$527,916	$611,516

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of April 30, 2015 and July 31, 2014	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(601,199)	(685,242)
Total Stockholders’ Deficit	$(527,473)	$(611,516)

Total Liabilities & Stockholders’ Deficit	$443	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the three and nine months ended April 30, 2015 and 2014

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	3,557	13,462	17,656	69,396

Loss from Operations	(3,557)	(13,462)	(17,656)	(69,396)

Other income (expenses):
Interest expense-related parties	—	(7,457)	(13,912)	(21,311)
Termination of merger agreement	—	—	41,120	—
Forgiveness of debt	—	—	74,491	—
Total other income (expenses)	—	(7,457)	101,699	(21,311)

Income (Loss) before Income Taxes	(3,557)	(20,919)	84,043	(90,707)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(3,557)	$(20,919)	$84,043	$(90,707)

Basic and diluted net income (loss) per common share:
Weighted average shares outstanding	393,169	393,169	393,169	393,169
Net income (loss) per common share	$(0.01)	$(0.05)	$0.21	$(0.23)

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the six months ended April 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net Income (Loss)	$84,043	$(90,707)

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	(74,491)	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	—	(1,810)
Accrued interest - related parties	(15,219)	21,311
Net Cash Used in Operating Activities	(5,667)	(71,206)

Cash flow from financing activities:
Proceeds from notes due to related parties	6,110	71,206
Net Cash Provided by Financing Activities	6,110	71,206

Net increase (decrease) in cash	443	—

Cash at beginning of period	—	—

Cash at end of period	$443	$—

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$29,131	$—

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

April 30, 2015

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, that was filed with the SEC on November 2, 2015. The results of operations for the nine months ended April 30, 2015, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014. There were no material changes to our significant accounting policies during the interim period ended April 30, 2015.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred accumulated net losses of $601,199 since inception, has nominal assets and a stockholders’ deficit of $527,473. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. RELATED PARTY TRANSACTIONS

From August 2014 to December 2014, advances of $2,110 were made by related parties to the Company to pay operating expenses, increasing the notes payable to related parties to $523,916. On December 23, 2014, the due date of the notes payable to related parties was extended from January 31, 2015, to December 31, 2015. The notes accrued interest at 6% per annum. For the nine months ended April 30, 2015 and 2014, the Company recorded $13,912 and $21,311, respectively, of interest expense related to the notes held by related parties.

In October 2014 and November 2014, the Company paid a total of $29,131 in accrued interest for notes held by two of its shareholders.

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

In February 2015, advances of $4,000 were made by related parties to the Company to pay operating expenses pursuant to the issuance of a convertible note. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $601,199. The expected income tax benefit for the net operating loss carryforwards is approximately $210,000, assuming an effective tax rate of 35%, at April 30, 2015. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the nine months ended April 30, 2015, no taxable income was generated. For tax purposes, the gain on the forgiveness of the outstanding accrued interest did not generate taxable income since the interest expense that made up the accrued interest that was forgiven was non-deductible for tax purposes due to non-payment to the note holders. The gain on the termination of the merger agreement was more than offset by tax deductible interest expense, which consisted of amounts paid to the note holders during the period, legal expenses, and other operating expenses deductible for tax purposes.

NOTE 7. SUBSEQUENT EVENTS

From May 2015 through October 2015, advances of $4,500 were made by related parties to the Company to pay operating expenses during that period. The advances were made to the Company pursuant to convertible note payables. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016.

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

Three Months ended April 30, 2015 Compared to Three Months ended April 30, 2014.

For the three months ended April 30, 2015, the Company had a net loss of $3,557 compared to a net loss of $20,919 for the three months ended April 30, 2014. The decrease in net loss of $17,362 between the comparable periods was attributable to (a) a decrease of $7,457 in interest expense from $7,457 for the three months ended April 30, 2014, to $0 for the three months ended April 30, 2015; (b) a reduction of $7,250 in professional fees from $10,250 for the three months ended April 30, 2014, to $3,000 for the same quarter in 2015; and (c) a decrease of $1,122 in other general and administrative expenses from $3,212 for the three months ended April 30, 2014, to $557 for the three months ended April 30, 2015.

The decrease in interest expense between the comparable periods was the result of the restructuring of the outstanding convertible notes payable on January 7, 2015. The convertible notes are interest free until December 31, 2015.

The reduction in professional fees between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements during the three months ended April 30, 2014, which were not incurred during the three months ended April 30, 2015.

Nine Months ended April 30, 2015 Compared to Nine Months ended April 30, 2014.

For the nine months ended April 30, 2015, the Company had net income of $84,043 compared to a net loss of $90,707 for the nine months ended April 30, 2014. The increase in earnings of $174,750 between the comparable periods was primarily attributable to (a) a $74,491 gain on the forgiveness of debt; (b) the recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the nine months ended April 30, 2015; (c) a reduction of $27,988 in professional fees from $42,977 for the nine months ended April 30, 2014, to $14,989 for the same quarter in 2015; (d) a reduction in management fees from $20,000 for the nine months ended April 30, 2014, to $0 for the nine months ended April 30, 2015; and (e) a decrease of $3,752 in other general and administrative expenses.

The gain on the forgiveness of debt recognized by the Company during the nine months ended April 30, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes payables in the same amounts. As part of the restructuring, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2016.

The gain on a settlement agreement recognized by the Company during the nine months ended April 30, 2015, reflects the settlement awarded to the Company by Latitude Global, and represents reimbursements of expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.

The reduction in professional fees between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the nine months ended April 30, 2014, which were limited during the nine months ended April 30, 2015. The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014.

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

Liquidity and Capital Resources

We had $443 cash on hand at April 30, 2015, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $601,199. As of April 30, 2015, we had nominal assets and total liabilities of $527,916.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2014, relative to our ability to continue as a going concern. We had a working capital deficit of $527,473 at April 30, 2015, and an accumulated deficit of $601,199 incurred through April 30, 2015. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the next twelve months and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLINK COUTURE, INC.

Date: November 12, 2015	By:	/s/ Terry Ray
Terry Ray
President, Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

