Form 10-K
period 2015-07-31
Blink Couture Inc.
filed 2015-12-07
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on January 31, 2015, was $347,358.

The number of shares outstanding of the issuer’s Common Stock as of December 4, 2015, was 393,169.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”). As of November 10, 2015, there were 393,169 shares of common stock issued and outstanding, which were held by 24 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

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

The following table shows the high and low prices of our shares of Common Stock on the OTCQB Tier of the OTC Markets, for each quarter during our fiscal years ended July 31, 2013 and 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2013 – October 31, 2013	$10.01	$10.01
November 1, 2013 – January 31, 2014	$10.01	$10.01
February 1, 2014 – April 30, 2014	$10.01	$10.01
May 1, 2014 – July 31, 2014	$10.01	$10.01
August 1, 2014 – October 31, 2014	$3.00	$10.01
November 1, 2014 – January 31, 2015	$3.00	$3.00
February 1, 2015 – April 30, 2015	$3.00	$3.00
May 1, 2015 – July 31, 2015	$2.00	$3.00

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2015.

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

Year ended July 31, 2015 Compared to Year ended July 31, 2015

For the year ended July 31, 2015, the Company had net income of $72,598 compared to a net loss of $101,622 for the year ended July 31, 2014. The increase in earnings of $174,220 between the comparable periods was primarily attributable to (a) a $74,491 gain on the forgiveness of debt; (b) the recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the nine months ended April 30, 2015; (c) a reduction of $17,463 in professional fees from $43,452 for the fiscal year ended July 31, 2014, to $25,989 for the fiscal year ended July 31, 2015; (d) a reduction in management fees from $20,000 for the fiscal year ended July 31, 2014, to $0 for the fiscal year ended July 31, 2015; (e) a reduction of $15,260 in interest expense from $29,172 for the fiscal year ended July 31, 2014, to $13,912 for the fiscal year ended July 31, 2015; and (f) a decrease of $5,886 in other general and administrative expenses.

The gain on the forgiveness of debt recognized by the Company during the fiscal year ended July 31, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes payables in the same amounts. As part of the restructuring, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2016.

The gain on a settlement agreement recognized by the Company during the fiscal year ended July 31, 2015, reflects the settlement awarded to the Company by Latitude Global, and represents reimbursements of expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.

The reduction in professional fees, accounting and legal fees, between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the fiscal year ended July 31, 2014, which were limited during the fiscal year ended July 31, 2015, as a result of the Company’s suspension of filing quarterly and annual reports with the SEC in the latter half of the fiscal year ended July 31, 2014.

The reduction in management fees is attributable to the termination of the quarterly payments made under the Services Agreement with Regent Private Capital. LLC, which ended January 31, 2014.

The decrease in interest expense during the fiscal year ended July 31, 2015, was primarily attributed to the restructuring of the outstanding notes payable on January 7, 2015. The notes stopped accruing interest until December 31, 2015.

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

Liquidity and Capital Resources

We had $498 of cash on hand at July 31, 2015, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $612,644. As of July 31, 2015, we had total liabilities of $539,416.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company. We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally legal expenses, accounting expenses, and other expenses relating to making filings required under the Exchange Act, which should not exceed $100,000 in the fiscal year ending July 31, 2016. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2015, relative to our ability to continue as a going concern. We had a working capital deficit of $538,918 at July 31, 2015; and we had an accumulated deficit of $612,644 incurred through July 31, 2015. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the twelve month period ending July 31, 2016, and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 8. Financial Statements and Supplementary Data

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2015 and 2014, and the reports thereon of Paritz & Co, PA.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blink Couture, Inc.

We have audited the accompanying balance sheets of Blink Couture, Inc. as of July 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended July 31, 2015. Blink Couture’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blink Couture, Inc. as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Blink Couture, Inc. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 3 to the financial statements, the Company has not generated any revenue since inception, has incurred net losses of $612,644 since inception, has nominal assets, and a stockholders’ deficit of $538,918. These conditions, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ 07601

December 7, 2015

Blink Couture, Inc.

Balance Sheets

As of July 31, 2015 and 2014

	2015	2014
Current Assets:
Cash	$498	$—
Total Current Assets & Total Assets	$498	$—

Current Liabilities:
Accounts payable and accrued liabilities	$11,000	$—
Accrued interest - related parties	—	89,710
Notes due to related parties	4,500	521,806
Convertible notes payable	523,916	—
Total Current Liabilities & Total Liabilities	$539,416	$611,516

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of July 31, 2015 and 2014	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(612,644)	(685,242)
Total Stockholders’ Deficit	$(538,918)	$(611,516)

Total Liabilities & Stockholders’ Deficit	$498	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the fiscal years ended July 31, 2015 and 2014

	2015	2014

Revenues	$—	$—

Operating Expenses:
General and administrative expenses	29,101	72,450

Loss from Operations	(29,101)	(72,450)

Other income (expenses):
Interest expense-related parties	(13,912)	(29,172)
Termination of merger agreement	41,120	—
Forgiveness of debt	74,491	—
Total other income (expenses)	101,699	(29,172)

Income (Loss) before Income Taxes	72,598	(101,622)

Provision for income taxes	—	—

Net Income (Loss)	$72,598	$(101,622)

Basic and diluted net income (loss) per common share:
Weighted average shares outstanding	393,169	393,169
Net income (loss) per common share	$0.18	$(0.26)

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the fiscal years ended July 31, 2015 and 2014

	2015	2014
Cash flow from operating activities:
Net Income (Loss)	$72,598	$(101,622)

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	(74,491)	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,000	(1,810)
Accrued interest - related parties	(15,219)	29,172
Net Cash Used in Operating Activities	(6,112)	(74,260)

Cash flow from financing activities:
Proceeds from notes due to related parties	6,610	74,260
Net Cash Provided by Financing Activities	6,610	74,260

Net increase in cash	498	—

Cash at beginning of year	—	—

Cash at end of year	$498	$—

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$29,131	$—

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Stockholders’ Deficit

For the fiscal years ended July 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at August 1, 2013	—	$—	393,169	$39	$73,687	$(460,583)	$(386,857)

Net Loss	—	—	—	—	—	(101,622)	(101,622)
Balance at July 31, 2014	—	—	393,169	39	73,687	(685,242)	(611,516)

Net Income	—	—	—	—	—	72,598	72,598
Balance at July 31, 2015	—	—	393,169	$39	$73,687	$(612,644)	$(538,918)

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

July 31, 2015

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

Basic and Diluted Earnings per Share

Pursuant to the authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share due to the lack of dilutive items.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $612,644 since inception, has nominal assets and a stockholders’ deficit of $538,918. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. RELATED PARTY TRANSACTIONS

From August 2014 to December 2014, advances of $2,110 were made by related parties to the Company to pay operating expenses, increasing the notes payable to related parties to $523,916. On December 23, 2014, the due date of the notes payable to related parties was extended from January 31, 2015, to December 31, 2015. The notes accrued interest at 6% per annum. For the fiscal years ended July 31, 2015 and 2014, the Company recorded $13,912 and $29,172, respectively, of interest expense related to the notes held by related parties.

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

In February 2015 and July 2015, advances totaling $4,500 were made by related parties to the Company to pay operating expenses pursuant to the issuance of convertible notes. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016.

NOTE 6. CONVERTIBLE NOTES PAYABLE

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

NOTE 7. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $612,644. Due to the change in control transaction in December 2014, the utilization of the Company’s pre-change net operating losses will be limited to approximately $1,900 per year for federal income tax purposes. As a result, the maximum amount of net operating losses that can be carried forward was reduced to $38,000. The expected income tax benefit for the net operating loss carryforwards was approximately $13,000, assuming an effective tax rate of 35%, at July 31, 2015. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the fiscal year ended July 31, 2015, no taxable income was generated. For tax purposes, the gain on the forgiveness of the outstanding accrued interest did not generate taxable income since the interest expense that made up the accrued interest that was forgiven was not deductible for tax purposes when accrued due to non-payment to the note holders. The gain on the termination of the merger agreement was more than offset by tax deductible interest expense, which consisted of amounts paid to the note holders during the period, legal expenses, and other operating expenses deductible for tax purposes.

NOTE 8. SUBSEQUENT EVENTS

Management of the Company has evaluated events occurring subsequent to July 31, 2015 and through the date these financial statements were available to be issued. From August 2015 through November 2015, advances of $4,000 were made by related parties to the Company to pay operating expenses during that period. The advances were made to the Company pursuant to convertible note payables. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of July 31, 2015, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of July 31, 2015.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended July 31, 2015, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is the name of our sole director and executive officer as of November 10, 2015:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2015.

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

Item 11. Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2015 and 2014.

Name and Position	Year	Cash Compensation	Other Compensation

Lawrence D. Field (1)	2015	None	None
	2014	None	None

Alice Terry Ray (1)	2015	None	None
	2014	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial stock ownership as of November 30, 2015, of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Our common stock is our only class of voting securities. The percentage of beneficial ownership is based on 393,169 shares of common stock outstanding on the date of this report.

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Alice Terry Ray	277,383	70.55%
6521 Ocaso Drive
Castle Pines, CO 80108

Officers and directors as a group (one person)*	277,383	70.55%

Errol Green**	38,096	9.69%
24-13th Street Etobicoke, ON M8V 3H4

Derek Johannson**	20,000	5.09%
5727 South Lewis Avenue Tulsa, OK 74105

** Based upon a Stockholder List, provided by the Company’s Transfer Agent, dated November 30, 2015

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

From time to time, until December 31, 2012, Regent advanced additional amounts to the Company under the terms of the note. Effective as of December 31, 2012, as a result of its dissolution and liquidation, Regent assigned all of its right, title and interest under such note, to its members, each of whom also were assigned 50% of the Fountainhead Shares. Additionally, from January 1, 2012 to July 31, 2014, Regent Private Capital II, LLC, a newly-formed company (“Regent II), which is affiliated with the Company, advanced additional amounts to the Company under the terms of a new note. As of December 24, 2014, the Company had loans and notes outstanding from two of its shareholders and Regent II, in the aggregate amount of $523,916, which represents amounts loaned to the Company to pay the Company’s expenses of operation. In addition, the Company had accrued interest due to the related parties of $73,716 as of December 24, 2014.

Effective as of January 1, 2010, the Company entered into a Services Agreement with Regent Private Capital. LLC (“Regent”). The term of the Services Agreement was originally one year and the Company was obligated to pay Regent a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2009. This agreement was extended and on December 31, 2012 was assigned to Regent Private Capital II, LLC (“Regent II”). During each of the fiscal years ended July 31, 2011, 2012 and 2013, the Company paid a total of $40,000 in fees to Regent and/or Regent II. During the fiscal year ended July 31, 2014, the Company paid $20,000 in fees to Regent and/or Regent II. The quarterly payments due pursuant to the Services Agreement was terminated with the quarter ended January 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Paritz & Company, P.A. (“Paritz”) has served as the Company’s independent registered public accounting firm for the years ended July 31, 2015 and 2014. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended July 31, 2015 and 2014, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Paritz & Company, P.A.
	2015	2014
Audit fees	$3,000	$7,500
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$3,000	$7,500

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co, P.A., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of July 31, 2015 and 2014

●	Statements of Operations for the years ended July 31, 2015 and 2014

●	Statements of Changes in Stockholders’ Deficit for the period from August 1, 2013, to July 31, 2015

●	Statements of Cash Flows for the years ended July 31, 2015 and 2014

●	Notes to Financial Statements

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

BLINK COUTURE, INC.

Date: December 7, 2015	By:	/s/ A. Terry Ray
A. Terry Ray, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

	Title	Date

/s/ A. Terry Ray	President, Chief Executive Officer,	December 7, 2015
A. Terry Ray	Chief Financial Officer,
Secretary and Director

