Form 10-Q
period 2015-10-31
Blink Couture Inc.
filed 2015-12-11
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes [X] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 7, 2015
Common Stock, $0.0001	393,169

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Blink Couture, Inc.

Balance Sheets

As of October 31, 2015 and July 31, 2015

(Unaudited)

	October 31, 2015	July 31, 2015
Current Assets:
Cash	$352	$498
Total Current Assets & Total Assets	$352	$498

Current Liabilities:
Accounts payable and accrued liabilities	$13,300	$11,000
Accrued interest - related parties	—	—
Notes due to related parties	8,500	4,500
Convertible notes payable	523,916	523,916
Total Current Liabilities & Total Liabilities	$545,716	$539,416

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of October 31, 2015, and July 31, 2015	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(619,090)	(612,644)
Total Stockholders’ Deficit	$(545,364)	$(538,918)

Total Liabilities & Stockholders’ Deficit	$352	$498

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the three months ended October 31, 2015 and 2014

(Unaudited)

	2015	2014

Revenues	$—	$—

Operating Expenses:
General and administrative expenses	6,446	12,549

Loss from Operations	(6,446)	(12,549)

Other income (expenses):
Interest expense - related parties	—	(7,897)
Termination of merger agreement	—	41,120
Total other income (expenses)	—	33,223

Income (Loss) before Income Taxes	(6,446)	20,674

Provision for income taxes	—	—

Net Income (Loss)	$(6,446)	$20,674

Basic and diluted net income (loss) per common share:
Weighted average shares outstanding	393,169	393,169
Net income (loss) per common share	$(0.02)	$0.05

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the three months ended October 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net Income (Loss)	$(6,446)	$20,264

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	2,300	5,202
Accrued interest - related parties	—	(8,595)
Net Cash Used in Operating Activities	(4,146)	(560)

Cash flow from financing activities:
Proceeds from notes due to related parties	4,000	560
Net Cash Provided by Financing Activities	4,000	560

Net decrease in cash	(146)	—

Cash at beginning of period	498	—

Cash at end of period	$352	$—

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$—	$16,492

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

October 31, 2015

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, that was filed with the SEC on December 7, 2015. The results of operations for the three months ended October 31, 2015, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. There were no material changes to our significant accounting policies during the interim period ended October 31, 2015.

Recent Accounting Pronouncements

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $619,090 since inception, has nominal assets and a stockholders’ deficit of $545,364. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In December 2013, we commenced an action in the Circuit Court of the 4th Judicial Circuit in Duval County, Florida, against Latitude Global, for the payment of the outstanding principal amount of the Note, in the amount of $39,583, together with interest at a rate of 8% per annum, court costs, collection costs and attorney’s fees. On September 23, 2014, we entered into a settlement agreement with Latitude Global for $41,120, which was paid to the Company in installments in September 2014 and November 2014.

As of October 31, 2014, the Company had received proceeds of $23,279 from the settlement amount, of which $6,787 was paid to the Company’s legal counsel and $16,492 was paid to two of its shareholders for accrued interest on notes held by related parties. The remaining $17,841 of the settlement was received in November 2014.

NOTE 5. RELATED PARTY TRANSACTIONS

As of October 31, 2014, the Company had loans and notes outstanding from two of its shareholders and an affiliate in the aggregate amount of $522,366, which represented amounts loaned to the Company to pay the Company’s expenses of operation. The notes accrued interest at 6% per annum and had accrued interest in the amount of $81,115 at October 31, 2014. For the three months ended October 31, 2014, the Company recorded $7,987 of interest expense related to the notes held by related parties.

During the three months ended October 31, 2014, the Company paid $16,492 in accrued interest for notes held by related parties.

From November 2014 to December 2014, advances of $1,550 were made by related parties to the Company to pay operating expenses, increasing the notes payable to related parties to $523,916. On December 24, 2014, as a result of three separate Assignment and Assumption agreements, the Company’s notes payable to related parties in the amount of $523,916, including outstanding accrued interest of $73,716, were sold by the related parties to three non-related parties for nominal consideration - see Note 6 below for additional details.

During the three months ended October 31, 2015, advances totaling 4,000 were made by related parties pursuant to the issuance of convertible promissory notes to pay the Company’s operating expenses. Including advances previously made by related parties, the Company had outstanding notes payable to related parties of $8,500 as of October 31, 2015. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016.

NOTE 6. CONVERTIBLE NOTES PAYABLE

On December 24, 2014, as a result of three separate Assignment and Assumption agreements, the Company’s notes payable to related parties in the amount of $523,916, including outstanding accrued interest of $73,716, were sold by the related parties to three non-related parties for nominal consideration.

On January 7, 2015, the outstanding notes payables of $523,916 were replaced by convertible notes payables in the same amounts. In addition, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2016.

NOTE 7. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $619,090. Due to the change in control transaction in December 2014, the utilization of the Company’s pre-change net operating losses will be limited to approximately $1,900 per year for federal income tax purposes. As a result, the maximum amount of net operating losses that can be carried forward was reduced to $38,000. The expected income tax benefit for the net operating loss carryforwards was approximately $13,000, assuming an effective tax rate of 35%, at October 31, 2015. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the three months ended October 31, 2014, there was no taxable income generated even though the Company generated net income of $20,674 for the interim period. For tax purposes, the gain on the termination of the merger agreement was more than offset by tax deductible interest expense, which was previously non-deductible for tax purposes due to non-payment to the note holders, legal expenses, and other operating expenses deductible for tax purposes.

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

Three Months ended October 31, 2015 Compared to Three Months ended October 31, 2014.

For the three months ended October 31, 2015, the Company had a net loss of $6,446 compared to net income of $20,674 for the three months ended October 31, 2014. This decrease in earnings of $27,120 between the comparable periods was attributable to (a) recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the three months ended October 31, 2014; (b) an increase of $3,686 in administrative expenses from $560 for the three months ended October 31, 2014, to $4,246 for the three months ended October 31, 2015; partially offset by (c) a reduction of $9,789 in professional fees from $11,989 for the three months ended October 31, 2014, to $2,200 for the same quarter in 2015; and (d) a decrease of $7,897 in interest expense from $7,897 for the three months ended October 31, 2014, to $0 for the three months ended October 31, 2015.

The gain on a settlement agreement recognized by the Company during the three months ended October 31, 2014, reflects the settlement awarded to the Company by Latitude Global, and represents reimbursements of expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.

The increase in administrative expenses during the three months ended October 31, 2015, was primarily attributed to filing fees the Company incurred to prepare and file its interim and annual financial statements with the SEC. The reduction in professional fees between the comparable periods was due to legal costs associated with the settlement awarded from Latitude Global during the three months ended October 31, 2014, partially offset professional fees incurred for the preparation and review of the interim financial statements for the three months ended October 31, 2015.

The decrease in interest expense between the comparable periods reflects the restructuring of the outstanding notes payable on January 7, 2015. The notes stopped accruing interest in January 2015. The notes will begin accruing interest on January 1, 2016.

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

Liquidity and Capital Resources

We had $352 of cash on hand at October 31, 2015, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $619,090. As of October 31, 2015, we had total liabilities of $545,716.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2015, relative to our ability to continue as a going concern. We had a working capital deficit of $545,364 at October 31, 2015; and we had an accumulated deficit of $619,090 incurred through October 31, 2015. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the next twelve months and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLINK COUTURE, INC.

Date: December 11, 2015	By:	/s/ A. Terry Ray
A. Terry Ray
President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

