Form 10-Q
period 2016-01-31
Blink Couture Inc.
filed 2016-03-16
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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

Yes [X] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 11, 2016
Common Stock, $0.0001	393,169

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blink Couture, Inc.

Balance Sheets

As of January 31, 2016 and July 31, 2015

(Unaudited)

	January 31, 2016	July 31, 2015
Current Assets:
Cash	$232	$498
Total Current Assets & Total Assets	$232	$498

Current Liabilities:
Accounts payable and accrued liabilities	$12,800	$11,000
Accrued interest - related parties	—	—
Notes due to related parties	20,235	4,500
Convertible notes payable	523,916	523,916
Total Current Liabilities & Total Liabilities	$556,951	$539,416

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of January 31, 2016, and July 31, 2015	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(630,445)	(612,644)
Total Stockholders’ Deficit	$(556,719)	$(538,918)

Total Liabilities & Stockholders’ Deficit	$232	$498

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the three and six months ended January 31, 2016 and 2015

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	11,335	1,550	17,801	14,099

Loss from Operations	(11,335)	(1,550)	(17,801)	(14,099)

Other income (expenses):
Interest expense-related parties	—	(6,015)	—	(13,912)
Termination of merger agreement	—	—	—	41,120
Forgiveness of debt	—	74,491	—	74,491
Total other income (expenses)	—	68,476	—	101,699

Income (Loss) before Income Taxes	(11,335)	66,926	(17,801)	87,600

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(11,335)	$66,926	$(17,801)	$87,600

Basic and diluted net income (loss) per common share:
Weighted average shares outstanding	393,169	393,169	393,169	393,169
Net income (loss) per common share	$(0.03)	$0.17	$(0.05)	$0.22

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the six months ended January 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flow from operating activities:
Net Income (Loss)	$(17,801)	$87,600

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	—	(74,491)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,800	—
Accrued interest - related parties	—	(15,219)
Net Cash Used in Operating Activities	(16,001)	(2,110)

Cash flow from financing activities:
Proceeds from notes due to related parties	15,735	2,110
Net Cash Provided by Financing Activities	15,735	2,110

Net decrease in cash	(266)	—

Cash at beginning of period	498	—

Cash at end of period	$232	$—

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$—	$29,131

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

January 31, 2016

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at July 31, 2015, has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, that was filed with the SEC on December 7, 2015. The results of operations for the three and six months ended January 31, 2016, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. There were no material changes to our significant accounting policies during the interim period ended January 31, 2016.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $630,445 since inception, has nominal assets and a stockholders’ deficit of $556,719. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. RELATED PARTY TRANSACTIONS

From August 2014 to December 2014, advances of $2,110 were made by related parties to the Company to pay operating expenses, increasing the notes payable to related parties to $523,916. The notes accrued interest at 6% per annum. For the three and six months ended January 31, 2015, the Company recorded $6,015 and $13,912, respectively, of interest expense related to the notes held by related parties.

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

During the six months ended January 31, 2015, advances totaling $15,735 were made by related parties pursuant to the issuance of convertible promissory notes to pay the Company’s operating expenses. Including advances previously made by related parties, the Company had outstanding notes payable to related parties of $20,235 as of January 31, 2016. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016

NOTE 6. CONVERTIBLE NOTES PAYABLE

On December 24, 2014, as a result of three separate Assignment and Assumption agreements, the Company’s notes payable to related parties in the amount of $523,916, including outstanding accrued interest, were sold by the related parties to three non-related parties for nominal consideration

On January 7, 2015, the outstanding notes payables of $523,916 were replaced by convertible notes payables in the same amounts. In addition, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes were originally interest free until December 31, 2015, and due on February 1, 2016. In January 2016, due dates for the convertible notes were extended to February 1, 2017. In addition, the convertible notes were amended to remain interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum.

NOTE 7. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $619,090. Due to the change in control transaction in December 2014, the utilization of the Company’s pre-change net operating losses will be limited to approximately $1,900 per year for federal income tax purposes. As a result, the maximum amount of net operating losses that can be carried forward was reduced to $38,000. The expected income tax benefit for the net operating loss carryforwards was approximately $13,000, assuming an effective tax rate of 35%, at January 31, 2016. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the six months ended January 31, 2015, there was no taxable income generated even though the Company generated net income of $87,600 for the interim period. For tax purposes, the gain on the forgiveness of the outstanding accrued interest did not generate taxable income since the interest expense that made up the accrued interest that was forgiven was not deductible for tax purposes when accrued due to non-payment to the note holders. The gain on the termination of the merger agreement was more than offset by tax deductible interest expense, which consisted of amounts paid to the note holders during the period, legal expenses, and other operating expenses deductible for tax purposes.

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

Three Months ended January 31, 2016 Compared to Three Months ended January 31, 2015.

For the three months ended January 31, 2016, the Company had a net loss of $11,355 compared to net income of $66,926 for the three months ended January 31, 2015. The decrease in earnings of $78,281 between the comparable periods was attributable to (a) a $74,491 gain on the forgiveness of debt recorded during the three months ended January 31, 2015 ; (b) an increase of $9,100 in professional fees from $0 for the three months ended January 31, 2015, to $9,100 for the same quarter in 2015; and (c) an increase of $705 in other general and administrative expenses; partially offset by (d) a decrease of $6,015 in interest expense from $6,015 for the three months ended January 31, 2015, to $0 for the three months ended January 31, 2016.

The gain on the forgiveness of debt recognized by the Company during the three months ended January 31, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes in the same amounts, and accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2017.

The increase in professional fees between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the three months ended January 31, 2016, which were not incurred in three months ended January 31, 2015.

The decrease in interest expense between the comparable periods was the result of the restructuring of the outstanding convertible notes payable on January 7, 2015. The convertible notes are interest free until December 31, 2016.

Six Months ended January 31, 2016 Compared to Six Months ended January 31, 2015.

For the six months ended January 31, 2016, the Company had a net loss of $17,801 compared to net income of $87,600 for the six months ended January 31, 2015. The decrease in earnings of $105,401 between the comparable periods was primarily attributable to (a) a $74,491 gain on the forgiveness of debt recorded during the six months ended January 31, 2015; (b) the recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the six months ended January 31, 2015; and (c) an increase of $4,391 in administrative expenses from $2,110 for the six months ended January 31, 2015, to $6,501 for the same quarter in 2016; partially offset by (d) a decrease of $13,912 in interest expense from $13,912 for the six months ended January 31, 2015, to $0 for the six months ended January 31, 2016; and (e) a decrease of $689 in professional fees.

The gain on the forgiveness of debt recognized by the Company during the six months ended January 31, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes payables in the same amounts. As part of the restructuring, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum. The convertible notes are due February 1, 2017.

The gain on a settlement agreement recognized by the Company during the six months ended January 31, 2015, reflects the settlement awarded to the Company by Latitude Global, and represents reimbursements of expenses in connection with the proposed merger, as a result of Latitude Global’s termination of the Merger Agreement.

The increase in administrative expenses during the six months ended January 31, 2016, was primarily attributed to filing fees the Company incurred to file its interim and annual financial statements with the SEC.

The decrease in interest expense between the comparable periods was the result of the restructuring of the outstanding convertible notes payable on January 7, 2015. The convertible notes are interest free until December 31, 2016.

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

The Company may consider acquiring another business, which has recently commenced operations, is a developing-stage company in need of additional funds for expansion, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, any such business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

We had $232 of cash on hand at January 31, 2016, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $630,445. As of January 31, 2016, we had total liabilities of $556,951.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2015, relative to our ability to continue as a going concern. We had a working capital deficit of $556,719 at January 31, 2016; and we had an accumulated deficit of $630,445 incurred through January 31, 2016. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the next twelve months and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLINK COUTURE, INC.

Date: March 16, 2016	By:	/s/ Terry Ray
Terry Ray
President, Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

