Form 10-Q
period 2016-04-30
Blink Couture Inc.
filed 2016-06-06
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Yes [X] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 31, 2016
Common Stock, $0.0001	393,169

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blink Couture, Inc.

Balance Sheets

As of April 30, 2016 and July 31, 2015

(Unaudited)

	April 30, 2016	July 31, 2015
Current Assets:
Cash	$387	$498
Total Current Assets & Total Assets	$387	$498

Current Liabilities:
Accounts payable and accrued liabilities	$5,500	$11,000
Accrued interest - related parties	—	—
Notes due to related parties	30,435	4,500
Convertible notes payable	523,916	523,916
Total Current Liabilities & Total Liabilities	$559,851	$539,416

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of April 30, 2016, and July 31, 2015	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(633,190)	(612,644)
Total Stockholders’ Deficit	$(559,464)	$(538,918)

Total Liabilities & Stockholders’ Deficit	$387	$498

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Operations

For the three and nine months ended April 30, 2016 and 2015

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating Expenses:
General and administrative expenses	2,745	3,557	20,546	17,656

Loss from Operations	(2,745)	(3,557)	(20,546)	(17,656)

Other income (expenses):
Interest expense-related parties	—	—	—	(13,912)
Termination of merger agreement	—	—	—	41,120
Forgiveness of debt	—	—	—	74,491
Total other income (expenses)	—	—	—	101,699

Income (Loss) before Income Taxes	(2,745)	(3,557)	(20,546)	84,043

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(2,745)	$(3,557)	$(20,546)	$84,043

Basic and diluted net income (loss) per common share:
Weighted average shares outstanding	393,169	393,169	393,169	393,169
Net income (loss) per common share	$(0.01)	$(0.01)	$(0.05)	$0.21

See accompanying notes to financial statements

Blink Couture, Inc.

Statements of Cash Flows

For the nine months ended April 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash flow from operating activities:
Net Income (Loss)	$(20,546)	$84,043

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	—	(74,491)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,500)	—
Accrued interest - related parties	—	(15,219)
Net Cash Used in Operating Activities	(26,046)	(5,667)

Cash flow from financing activities:
Proceeds from notes due to related parties	25,935	6,110
Net Cash Provided by Financing Activities	25,935	6,110

Net increase (decrease) in cash	(111)	443

Cash at beginning of period	498	—

Cash at end of period	$387	$443

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$—	$29,131

See accompanying notes to financial statements

BLINK COUTURE, INC.

Notes to the Financial Statements

April 30, 2016

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, that was filed with the SEC on December 7, 2015. The results of operations for the three and nine months ended April 30, 2016, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. There were no material changes to our significant accounting policies during the interim period ended April 30, 2016.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $633,190 since inception, has nominal assets and a stockholders’ deficit of $559,464. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. RELATED PARTY TRANSACTIONS

From August 2014 to December 2014, advances of $2,110 were made by related parties to the Company to pay operating expenses, increasing the notes payable to related parties to $523,916. The notes accrued interest at 6% per annum. For the three and nine months ended April 30, 2015, the Company recorded $0 and $13,912, respectively, of interest expense related to the notes held by related parties.

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

During the nine months ended April 30, 2016, advances totaling $25,935 were made by related parties pursuant to the issuance of convertible promissory notes to pay the Company’s operating expenses. Including advances previously made by related parties, the Company had outstanding notes payable to related parties of $30,435 as of April 30,, 2016. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016

NOTE 6. CONVERTIBLE NOTES PAYABLE

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

NOTE 7. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $633,190. Due to the change in control transaction in December 2014, the utilization of the Company’s pre-change net operating losses will be limited to approximately $1,900 per year for federal income tax purposes. As a result, the maximum amount of net operating losses that can be carried forward was reduced to $38,000. The expected income tax benefit for the net operating loss carryforwards was approximately $13,000, assuming an effective tax rate of 35%, at April 30, 2016. A valuation allowance in the same amount has been provided to reduce the deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the nine months ended April 30, 2015, there was no taxable income generated even though the Company generated net income of $84,043 for the interim period. For tax purposes, the gain on the forgiveness of the outstanding accrued interest did not generate taxable income since the interest expense that made up the accrued interest that was forgiven was not deductible for tax purposes when accrued due to non-payment to the note holders. The gain on the termination of the merger agreement was more than offset by tax deductible interest expense, which consisted of amounts paid to the note holders during the period, legal expenses, and other operating expenses deductible for tax purposes.

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

Three Months ended April 30, 2016 Compared to Three Months ended April 30, 2015.

For the three months ended April 30, 2016, the Company had a net loss of $2,745 compared to a net loss of $3,557 for the three months ended April 30, 2015. The decrease in the net loss of $812 between the comparable periods was attributable to (a) a decrease of $600 in professional fees from $3,000 for the three months ended April 30, 2015, to $2,400 for the same quarter in 2016; and (b) a decrease of $212 in other general and administrative expenses from $557 for the three months ended April 30, 2015, to $345 for the three months ended April 30, 2016.

The decrease of $812 in professional fees and other general and administrative expenses between the comparable periods is primarily attributable to a reduction in quarterly fees paid in connection with the preparation and review of the Company’s financial statements incurred during the three months ended April 30, 2016, compared with the three months ended April 30, 2015.

Nine Months ended April 30, 2016 Compared to Nine Months ended April 30, 2015.

For the nine months ended April 30, 2016, the Company had a net loss of $20,546 compared to net income of $84,043 for the nine months ended April 30, 2015. The decrease in earnings of $104,589 between the comparable periods was primarily attributable to (a) a $74,491 gain on the forgiveness of debt recorded during the nine months ended April 30, 2015; (b) the recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the nine months ended April 30, 2015; and (c) an increase of $4,179 in administrative expenses from $2,667 for the nine months ended April 30, 2015, to $6,846 for the same period in 2016; partially offset by (d) a decrease of $13,912 in interest expense from $13,912 for the nine months ended April 30, 2015, to $0 for the nine months ended April 30, 2016; and (e) a decrease of $1,289 in professional fees.

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

The increase in administrative expenses during the nine months ended April 30, 2016, was primarily attributed to filing fees the Company incurred to file its interim and annual financial statements with the SEC.

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

Liquidity and Capital Resources

We had $387 of cash on hand at April 30, 2016, and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $633,190. As of April 30, 2016, we had total liabilities of $559,851.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2015, relative to our ability to continue as a going concern. We had a working capital deficit of $559,464 at April 30, 2016; and we had an accumulated deficit of $633,190 incurred through April 30, 2016. The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for the next twelve months and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLINK COUTURE, INC.

Date: June 6, 2016	By:	/s/ Terry Ray
Terry Ray
President, Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

