Form 10-K
period 2016-07-31
Toga Ltd
filed 2017-08-02
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission file number: 333-138951

Toga Limited
(Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 30-01, Level 30, Menara Standard Chartered,

No 30, Jalan Sultan Ismail,

50250, Kuala Lumpur, Malaysia

(Address of principal executive offices)

+852-5933-1214

(Registrant's telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of January 31, 2017 was approximately $150,522 based upon the last sale price of the common stock during such quarter as quoted by the Over-the-Counter Bulletin Board (the "OTC Bulletin Board").

The number of shares of the issuer’s common stock outstanding as of January 31, 2017 was 50,927,094 shares, par value $0.001 per share.

TOGA LIMITED

FORM 10-K

Fiscal Year Ended July 31, 2016

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements regarding future events and the future results of Toga Limited (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

On June 30, 2016, Blink Couture, Inc., (the “Registrant”), a Delaware corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Toga Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Gold Billion Group Holdings Limited.

As permitted by the Delaware General Corporation Law Title 8, Section 251(f), the sole purpose of the Merger was to effect a change of the Company's name from Blink Couture, Inc., to Toga Limited. Upon the filing of the Certificate of Merger (the "Certificate of Merger") with the Secretary of State of Delaware on July 22, 2016 to effect the Merger, the Company's Articles of Incorporation were deemed amended to reflect the change in the Company's corporate name.

The name change to Toga Limited became effective in the market on December 16, 2016, following approval by the Financial Industry Regulatory Authority, Inc. (FINRA), and in conjunction with the name change, the trading symbol for the Company’s common stock was changed. It’s shares are now listed for quotation on OTC Markets under the symbol “TOGL.”

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

On June 13, 2016, Michael Toh Kok Soon purchased a total of 277,383 shares of the issued and outstanding common stock from A. Terry Ray pursuant to the terms of an Agreement for the Purchase of Common Stock dated May 31, 2016 for $230,000. The shares represent approximately 70.55% of the Company’s outstanding shares, resulting in a change in control of the Company.

On June 13, 2016, A. Terry Ray resigned from her positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director. Immediately prior to her resignation as a director, on June 13, 2016, A. Terry Ray appointed Michael Toh Kok Soon as a director, President, Chief Executive Officer, Chief Financial Officer and Secretary.

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

The Company has unrestricted flexibility in seeking, analyzing and participating in other potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

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

ITEM 2. PROPERTIES

The Company uses office space at Suite 30-01, Level 30, Menara Standard Chartered, No 30, Jalan Sultan Ismail, 50250, Kuala Lumpur, Malaysia

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”). As of July 31, 2016, there were 393,169 shares of common stock issued and outstanding, which were held by 24 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

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

Market for Our Shares of Common Stock

Our Common Stock is quoted on the OTCQB, under the trading symbol “TOGL”. The market for our Common Stock is highly volatile. We cannot assure you that there will be a market in the future for our Common Stock. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our shares of Common Stock on the OTCQB Tier of the OTC Markets, for each quarter during our fiscal years ended July 31, 2015 and 2016. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2014 – October 31, 2014	$3.00	$10.01
November 1, 2014 – January 31, 2015	$3.00	$10.01
February 1, 2015 – April 30, 2015	$3.00	$3.00
May 1, 2015 – July 31, 2015	$3.00	$3.00
August 1, 2015 – October 31, 2015	$3.00	$2.00
November 1, 2015 – January 31, 2016	$3.00	$0.1
February 1, 2016 – April 30, 2016	$0.51	$0.1
May 1, 2016 – July 31, 2016	$0.55	$0.15

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2016.

Other Stockholder Matters

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On June 30, 2016, Blink Couture, Inc., (the “Registrant”), a Delaware corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Toga Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Gold Billion Group Holdings Limited.

As permitted by the Delaware General Corporation Law Title 8, Section 251(f), the sole purpose of the Merger was to effect a change of the Company's name from Blink Couture, Inc., to Toga Limited. Upon the filing of the Certificate of Merger (the "Certificate of Merger") with the Secretary of State of Delaware on July 22, 2016 to effect the Merger, the Company's Articles of Incorporation were deemed amended to reflect the change in the Company's corporate name.

The name change to Toga Limited became effective in the market on December 16, 2016, following approval by the Financial Industry Regulatory Authority, Inc. (FINRA), and in conjunction with the name change, the trading symbol for the Company’s common stock was changed. It’s shares are now listed for quotation on OTC Markets under the symbol “TOGL.”

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

On June 13, 2016, Michael Toh Kok Soon purchased a total of 277,383 shares of the issued and outstanding common stock from A. Terry Ray pursuant to the terms of an Agreement for the Purchase of Common Stock dated May 31, 2016 for $230,000. The shares represent approximately 70.55% of the Company’s outstanding shares, resulting in a change in control of the Company.

On June 13, 2016 A. Terry Ray resigned from her positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director. Immediately prior to her resignation as a director, on June 13, 2016, A Terry Ray appointed Michael Toh Kok Soon as a director, President, Chief Executive Officer, Chief Financial Officer and Secretary.

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

Year Ended July 31, 2016 Compared to Year Ended July 31, 2015

Our net loss for the year ended July 31, 2016 was $19,333 compared to a net income of $72,598 for the year ended July 31, 2015. The decrease in net income of $91,931 between the comparable periods was primarily attributable to a $74,491 gain on the forgiveness of debt and the recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the nine months ended April 30, 2015.

During the year ended July 31, 2016, we incurred general and administrative expenses of $19,333 compared to $29,101 for the year ended July 31, 2015. The decrease in general and administrative expenses is primarily due to a decrease in professional fees during the year ended July 31, 2016.

The gain on the forgiveness of debt recognized by the Company during the fiscal year ended July 31, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes payables in the same amounts. As part of the restructuring, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The convertible notes were originally due February 1, 2016, but the due dates were subsequently extended to December 31, 2016.

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

Liquidity and Capital Resources

Fiscal Years Ended July 31, 2016 and 2015

As of July 31, 2016 our total assets were $0 and our total liabilities were $558,251 comprised of notes due to related parties, convertible promissory notes accrued interest and accounts payable.

Stockholders’ deficit increased from a deficit of $538,918 as of July 31, 2015 to $558,251 as of July 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2016, net cash flows used in operating activities were $30,133. For the year ended July 31, 2015, net cash flows used in operating activities was $6,112.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related parties and third parties or the issuance of equity instruments. For the fiscal year ended July 31, 2016, net cash from financing activities was $29,635, consisting entirely of advances and loans from related parties. For the fiscal year ended July 31, 2015, net cash from financing activities was $6,610 consisting of proceeds in advances from related parties.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company. We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally legal expenses, accounting expenses, and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2017. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2016, relative to our ability to continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $631,977 since inception, has nominal assets and a stockholders’ deficit of $558,251. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2016 and 2015, and the reports thereon of MaloneBailey, LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Toga Limited

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheet of Toga Limited, (formerly known as Blink Couture, Inc.) (the “Company”) as of July 31, 2016, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toga Limited, (formerly known as Blink Couture, Inc.). as of July 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 2, 2017

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

To the Board of Directors and
Stockholders of Toga Limited (f/k/a Blink Couture, Inc.)

We have audited the accompanying balance sheet of Toga Limited (f/k/a Blink Couture, Inc.) as of July 31, 2015 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended July 31, 2015. Toga Limited management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toga Limited (f/k/a Blink Couture, Inc.) as of July 31, 2015 and the results of its operations and its cash flows for the year ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Toga Limited (f/k/a Blink Couture, Inc). will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 3 to the financial statements, the Company has not generated any revenue, has incurred net losses, has no assets, and a stockholders’ deficit. These conditions, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ 07601

December 7, 2015

Toga Limited

Balance Sheets

As of July 31, 2016 and 2015

	July 31, 2016	July 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$498
Total Current Assets	-	498

TOTAL ASSETS	$-	$498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$200	$11,000
Notes due to related parties	34,135	4,500
Convertible notes payable	523,916	523,916
Total Current Liabilities	558,251	539,416

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of July 31, 2016 and 2015	39	39
Additional paid-in capital	73,687	73,687
Retained Earnings (accumulated deficit)	(631,977)	(612,644)
Total Stockholders’ Deficit	(558,251)	(538,918)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$498

See accompanying notes to financial statements

Toga Limited

Statements of Operations

For the fiscal years ended July 31, 2016 and 2015

	Years Ended
	July 31
	2016	2015

OPERATING EXPENSES
General and administrative expenses	19,333	29,101
Total Operating Expenses	19,333	29,101

LOSS FROM OPERATIONS	(19,333)	(29,101)

Other income (expense)
Interest expense - related parties	-	(13,912)
Termination of merger agreement	-	41,120
Forgiveness of debt	-	74,491
	-	101,699

Income (Loss) before Income Taxes	(19,333)	72,598

Income Tax Provision	-	-

NET INCOME (LOSS)	$(19,333)	$72,598

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	393,169	393,169
NET INCOME (LOSS) PER COMMON SHARE	(0.05)	0.18

See accompanying notes to financial statements

Toga Limited

Statements of Cash Flows

For the fiscal years ended July 31, 2016 and 2015

	Years Ended
	July 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,333)	$72,598
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on forgiveness of debt	-	(74,491)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,800)	11,000
Accrued interest - related parties	-	(15,219)
Net cash provided by (used in) operating activities	(30,133)	(6,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes due to related parties	29,635	6,610
Net cash provided by financing activities	29,635	6,610

Net increase in cash and cash equivalents	(498)	498
Cash and cash equivalents - beginning of period	498	-
Cash and cash equivalents - end of period	$-	$498

See accompanying notes to financial statements

Toga Limited

Statements of Stockholders’ Deficit

For the fiscal years ended July 31, 2016 and 2015

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - July 31, 2014	393,169	39	73,687	(685,242)	(611,516)

Net profit	-	-	-	72,598	72,598
Balance - July 31, 2015	393,169	$39	$73,687	$(612,644)	$(538,918)

Net loss	-	-	-	(19,333)	(19,333)
Balance - July 31, 2016	393,169	$39	$73,687	$(631,977)	$(558,251)

See accompanying notes to financial statements

Toga Limited

Notes to the Financial Statements

July 31, 2016

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations.

Blink Couture, Inc. was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has nominal operations and nominal assets, and is considered a Shell company as defined by Rule 12b-2 of the Exchange Act.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary. No intercompany balances or transactions exist during the period ended July 31, 2016.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $631,977 since inception, has nominal assets and a stockholders’ deficit of $558,251. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended July 31, 2017, advances totaling $29,635 were made by related parties pursuant to the issuance of convertible promissory notes, and notes payable, to pay the Company’s operating expenses. Including advances previously made by related parties, the Company had outstanding notes payable to related parties of $34,135 as of July 31, 2016. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016.

On May 31, 2016, all outstanding related party advances were paid by the new sole director of the Company. As of July 31, 2016, the amount owing to the new sole director of the Company is $34,135. The amount is non-interest bearing, and due on demand. Subsequent to July 31, 2016, $10,009 was settled with the sole director of the Company through the issuance of 10,009 common shares.

The sole director of the Company currently provides office space free of rent to the Company.

NOTE 5. CONVERTIBLE NOTES PAYABLE

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

On May 31, 2016, a new sole director became the majority shareholder of the Company. As a result of the agreement with the previous majority shareholder, the new sole director assumed the outstanding notes payable of $523,916.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $631,977. Due to the change in control transactions in December 2014, and May 2016, the utilization of the Company’s pre-change net operating losses will be limited. A valuation allowance has been provided to reduce the full deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the fiscal year ended July 31, 2016, no taxable income was generated.

NOTE 7. SUBSEQUENT EVENTS

On November 1, 2016, the Company issued 50,000,000 common shares, par value $0.0001 to three individuals. A total of 20,000,000 shares were issued to the Company’s sole director. The price per share per the share issuance is $0.0001.

On January 6, 2017, the Company’s sole director entered into an agreement to convert the total amount of all outstanding convertible notes payable of $523,916, as well as $10,009 of non-interest bearing, due on demand loans, for a total of 533,925 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of July 31, 2016, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of July 31, 2016.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending July 31, 2016, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of our sole director and executive officer as of June 13, 2016:

NAME	AGE	POSITION

Michael Toh Kok Soon	32	President, Chief Executive Officer, Chief Financial Officer and Secretary

Michael Toh Kok Soon: Michael Toh Kok Soon is the Managing Director of Toga Capital Sdn Bhd, a consultancy services and customer support services company which focuses on the field of internet technologies, real estate & property development, and information and communication s technology research and development of internet based platforms, helping companies with potential business ideas into successful enterprises.

Prior to joining Toga Capital, he formed Gen Five Global, a Celcom authorized dealer which opened 14 branches throughout Malaysia. Prior to that, he was a global distributor representative at Leroy International, an organization that revolutionized the health industry with a new product utilizing German technology.

Mr. Toh holds a Bachelor of Engineering (Hons.) Electronics degree majoring in Telecommunications from the Multimedia University, Melaka, Malaysia. Telecommunications engineering is a branch of engineering which combines the disciplines of electronics, communications and computer science to design, develop, improve and maintain telecommunications systems.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2016.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Michael Toh Kok Soon is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Soon serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Soon, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2016 and 2015.

Name and Position	Year	Cash Compensation	Other Compensation

Lawrence D. Field (1)	2015	None	None
	2014	None	None

Alice Terry Ray (1)	2016	None	None
	2015	None	None

Michael Toh Kok Soon (2)	2016	None	None

____________

(1)	Mr. Field was our former President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Field resigned from the Company on January 3, 2015, and ceded his position to A. Terry Ray on the same date.

(2)	A. Terry Ray was our former President, Chief Executive Officer, Chief Financial Officer and Secretary. Ms. Ray resigned from the Company on June 13, 2016, and ceded her position to Michael Toh Kok Soon on the same date.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of July 1, 2017 of (i) each director of our company and our executive officers, (ii) all of our officers and directors as a group, and (iii) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock. Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Our common stock is our only class of voting securities. The percentage of beneficial ownership is based on 393,169 shares of common stock outstanding on the date of this report.

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Michael Toh Kok Soon	20,811,308	40.87%
Suite 30-01, Level 30, Menara Standard Chartered, No 30, Jalan Sultan Ismail,
50250, Kuala Lumpur, Malaysia

Officers and directors as a group (one person)	20,811,308	40.87%

Goh Seng Guan	25,000,000	49.090%
B-11-3, 239, Jalan Tun Razak, IMBI 50400, Kuala Lumpur, Malaysia

Lim Jun Hao	5,000,000	9.818%
18-7, 6 Ceylon, No. 6, Jalan Ceylon 50200, Kuala Lumpur, Malaysia

Michael Toh Kok Soon	20,811,308	40.87%
Suite 30-01, Level 30, Menara Standard Chartered, No 30, Jalan Sultan Ismail,
50250, Kuala Lumpur, Malaysia

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On June 13, 2016, Michael Toh Kok Soon purchased a total of 277,383 shares of the issued and outstanding common stock from A. Terry Ray pursuant to the terms of an Agreement for the Purchase of Common Stock dated May 31, 2016 for $230,000. The shares represented, at that time, approximately 70.55% of the Company’s outstanding shares, resulting in a change in control of the Company.

As part of the change of control transaction, the holders of 3 convertible promissory notes in the aggregate principal amount of $533,925.98, assigned their interests in such convertible promissory notes to Michael Toh Kok Soon. These notes were convertible into shares of common stock of the Company at a price of $1.00 per share at the election of the holder thereof. On or about January 6, 2017 Mr. Toh elected to convert these notes into 533,925 shares of common stock.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Michael Toh Kok Soon, our sole director, would not be considered independent as he also serves as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, P.A. (“Paritz”) has served as the Company’s independent registered public accounting firm for the years ended July 31, 2015 and 2014. MaloneBailey, LLP now serves as the Company’s independent registered public accounting firm for July 31, 2016. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended July 31, 2016 and 2015, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	MaloneBailey, LLP	Paritz & Company, P.A.
	2016	2015
Audit fees	$10,000	$3,000
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$10,000	$3,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

Dated: August 2, 2017	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

