Form 10-K/A
period 2016-07-31
Toga Ltd
filed 2017-08-09
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares of the issuer’s common stock outstanding as of July 26, 2017 was 50,927,094 shares, par value $0.0001 per share.

EXPLANATORY NOTE

On August 2, 2017, Toga Limited filed its Annual Report on Form 10-K for the fiscal year ended July 31, 2016.  Due to unexpected technical difficulties, an incorrect version of the Form 10-K was filed which included an incorrect version of the financial statements of Toga Limited.

For the convenience of the reader, this Form 10-K/A sets forth the Annual Report on Form 10-K in its entirety.

i

TOGA LIMITED

FORM 10-K/A

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

On June 30, 2016, Blink Couture, Inc., (the “Registrant”), a Delaware corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Toga Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named “Toga Limited”.

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

The name change to Toga Limited became effective in the market on December 16, 2016, following approval by the Financial Industry Regulatory Authority, Inc. (FINRA), and in conjunction with the name change, the trading symbol for the Company’s common stock was changed.  Its shares are now listed for quotation on OTC Markets under the symbol “TOGL.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”). As of July 26, 2017, there were 50,927,095 shares of common stock issued and outstanding, which were held by 24 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

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

On June 30, 2016, Blink Couture, Inc., (the “Registrant”), a Delaware corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Toga Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named “Toga Limited”.

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

The name change to Toga Limited became effective in the market on December 16, 2016, following approval by the Financial Industry Regulatory Authority, Inc.  (FINRA), and in conjunction with the name change, the trading symbol for the Company’s common stock was changed.  Its shares are now listed for quotation on OTC Markets under the symbol “TOGL.”

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

Year Ended July 31, 2016 Compared to Year Ended July 31, 2015

Our net loss for the year ended July 31, 2016 was $19,333 compared to a net income of $72,598 for the year ended July 31, 2015. The decrease in net income of $91,931 between the comparable periods was primarily attributable to a $74,491 gain on the forgiveness of debt and the recognition of a $41,120 gain on a settlement agreement reached with Latitude Global during the fiscal year July 31, 2015.

During the year ended July 31, 2016, we incurred general and administrative expenses of $19,333 compared to $29,101 for the year ended July 31, 2015. The decrease in general and administrative expenses is primarily due to a decrease in professional fees during the year ended July 31, 2016.

The gain on the forgiveness of debt recognized by the Company during the fiscal year ended July 31, 2015, was associated with the restructuring of $523,916 of outstanding notes payable. On January 7, 2015, the outstanding notes payables were replaced by convertible notes payables in the same amounts. As part of the restructuring, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are due in January 2016, and remain interest free until December 31, 2015, after which time the notes shall bear interest at 6% per annum. The parties then extended the due date from January 2016 to February 1, 2017 and the maturity date to February 1, 2017. The parties also extended the interest-free feature to continue through December 31, 2016, after which the notes shall bear interest at 6% per annum.

The gain on a settlement agreement recognized by the Company during the fiscal year ended July 31, 2015, reflects payments received by the Company by Latitude Global, Inc., and represents reimbursements of expenses in connection with the proposed merger between the Company and Latitude Global, Inc., as a result of Latitude Global, Inc.’s termination of a written merger agreement entered into in November 2011.

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

Liquidity and Capital Resources

Fiscal Years Ended July 31, 2016 and 2015

As of July 31, 2016 our total assets were $0 and our total liabilities were $558,251 comprised of convertible notes due to related parties, related party promissory notes and accounts payable.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2016, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2016 and 2015, and the reports thereon of Paritz & Company, P.A. and MaloneBailey, LLP.

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

/s/ Paritz & Company, P.A.

Hackensack, NJ 07601

December 7, 2015

Toga Limited

(f/k/a Blink Couture, Inc.)

Balance Sheets

	July 31, 2016	July 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$498
Total Current Assets	-	498

TOTAL ASSETS	$-	$498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$200	$11,000
Notes due to related parties	34,135	4,500
Convertible notes payable – related party	523,916	-
Convertible notes payable	-	523,916
Total Current Liabilities	558,251	539,416

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of July 31, 2016 and 2015	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(631,977)	(612,644)
Total Stockholders’ Deficit	(558,251)	(538,918)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$498

See accompanying notes to the audited financial statements

Toga Limited

(f/k/a Blink Couture, Inc.)

Statements of Operations

	For the Years Ended
	July 31
	2016	2015

OPERATING EXPENSES
General and administrative expenses	$19,333	$29,101
Total Operating Expenses	19,333	29,101

LOSS FROM OPERATIONS	(19,333)	(29,101)

Other income (expense)
Interest expense - related parties	-	(13,912)
Termination of merger agreement	-	41,120
Forgiveness of debt	-	74,491
Total other income (expense)	-	101,699

Income (Loss) before Income Taxes	(19,333)	72,598

Income Tax Provision	-	-

NET INCOME (LOSS)	$(19,333)	$72,598

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	393,169	393,169
NET INCOME (LOSS) PER COMMON SHARE	(0.05)	0.18

See accompanying notes to the audited financial statements

Toga Limited

(f/k/a Blink Couture, Inc.)

Statements of Cash Flows

	For the Years Ended
	July 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,333)	$72,598
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	-	(74,491)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,800)	11,000
Accrued interest - related parties	-	(15,219)
Net cash used in operating activities	(30,133)	(6,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes due to related parties	29,635	6,610
Net cash provided by financing activities	29,635	6,610

Net increase in cash and cash equivalents	(498)	498
Cash and cash equivalents - beginning of period	498	-
Cash and cash equivalents - end of period	$-	$498

Supplemental disclosure:
Cash paid for interest to related party	$-	$29,131
Income taxes paid	$-	$-

See accompanying notes to the audited financial statements

Toga Limited

(f/k/a Blink Couture, Inc.)

Statements of Changes in Stockholders’ Deficit

For the years ended July 31, 2016 and 2015

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - July 31, 2014	393,169	39	73,687	(685,242)	(611,516)

Net income	-	-	-	72,598	72,598
Balance - July 31, 2015	393,169	$39	$73,687	$(612,644)	$(538,918)

Net loss	-	-	-	(19,333)	(19,333)
Balance - July 31, 2016	393,169	$39	$73,687	$(631,977)	$(558,251)

See accompanying notes to the audited financial statements

Toga Limited

(f/k/a Blink Couture, Inc.)

Notes to the Financial Statements

July 31, 2016

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations.

Blink Couture, Inc. was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has nominal operations and nominal assets.

On June 13, 2016, a change of control of the Company occurred. On that date the current president and Chief Executive Officer purchased a total of 277,838 of the issued and outstanding shares of the Company.

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

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820") establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts payable and other liabilities, accrued interest payable, and convertible notes approximate fair value because of the short-term nature of these items.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction.

Beneficial Conversion Feature of Convertible Debt

The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, “Debt with Conversion and Other Options”. The Beneficial Conversion Feature (“BCF”) of convertible debt is normally characterized as the convertible portion or feature of certain debt that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible debt when issued, and also records the estimated fair value. Beneficial Conversion Features that are contingent upon the occurrence of a future event are recorded when the event is resolved.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has no assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

From August 2014 to December 2014, advances of $2,110 were made by related parties to the Company to pay operating expenses, increasing the notes payable to related parties to $523,916. On December 23, 2014, the due date of the notes payable to related parties was extended from January 31, 2015, to December 31, 2015. The notes accrued interest at 6% per annum. For the fiscal year ended July 31, 2015, the Company recorded $13,912 of interest expense related to the notes held by related parties.

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

During the year ended July 31, 2016, advances totaling $29,635 were made by related parties pursuant to the issuance of convertible promissory notes, and notes payable, to pay the Company’s operating expenses. Including advances previously made by related parties, the Company had outstanding notes payable to related parties of $34,135 as of July 31, 2016. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes are interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum. The convertible notes are due December 31, 2016. The Company analyzed the conversion options in the convertible loan for derivative accounting treatment under ASC 815 and beneficial conversion features under ASC 470, and concluded no applications were required per the Company’s analysis.

On May 31, 2016, all outstanding related party advances were paid by the new sole director of the Company. As of July 31, 2016, the amount owing to the new sole director of the Company is $34,135. The amount is non-interest bearing, and due on demand. Subsequent to July 31, 2016, $10,009 of the $34,135 note was settled with the sole director of the Company through the issuance of 10,009 common shares. The Company evaluated the change of terms under ASC 470-50 and concluded that these addendums qualify for debt modification and there is not accounting impact as a result of these modification.

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

NOTE 6. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On December 24, 2014, as a result of three separate Assignment and Assumption agreements, the Company’s notes payable to related parties in the amount of $523,916, including outstanding accrued interest, were sold by the related parties to three non-related parties for nominal consideration. The Company analyzed the convertible notes in regards to derivative treatment and beneficial conversion features, and no applications were required per the Company’s analysis.

On January 7, 2015, the outstanding notes payables of $523,916 were replaced by convertible notes payable in the same amounts. In addition, accrued interest of $74,491 associated with the outstanding notes payable was forgone and forgiven by the note holders. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share at the note holders’ sole and exclusive option. The convertible notes were originally interest free until December 31, 2015, and due in January 2016. In January 2016, due dates for the convertible notes were extended to February 1, 2017. The Company evaluated the extension of the notes under ASC 470-50 and concluded that these addendums did not qualify for debt modification. In addition, the convertible notes were amended to remain interest free until December 31, 2016, after which time the notes shall bear interest at 6% per annum. The Company evaluated the addendums under ASC 470-50 and concluded that the addition of the conversion option did qualify for debt modification and is considered to be significant; there was no accounting impact as a result of the modification.

On May 31, 2016, a new sole director became the majority shareholder of the Company.  As a result of the agreement with the previous majority shareholder, the new sole director assumed the outstanding notes payable of $523,916.

NOTE 7. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities since its inception due to accumulated net losses of $19,767. Due to the change in control transactions in December 2014, and May 2016, the utilization of the Company’s pre-change net operating losses will be limited. A valuation allowance has been provided to reduce the full deferred tax asset since it is more likely than not, that realization of the asset will not occur.

For the fiscal year ended July 31, 2016, no taxable income was generated. All tax years are open for review.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Years Ended
	July 31,
	2016	2015
Federal income tax benefit attributable to:
Current operations	$6,767	$10,185
Less: valuation allowance	(6,767)	(10,185)
Net provision for Federal income taxes	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows:

	Years Ended
	July 31,	July 31,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carry over	$19,767	$13,000
Net operating losses utilized		-
Less: valuation allowance	(19,767)	(13,000)
Net deferred tax asset	$-	$-

NOTE 8. SUBSEQUENT EVENTS

On November 1, 2016, the Company issued 50,000,000 common shares for cash of $5,000, par value $0.0001 to three individuals. A total of 20,000,000 shares were issued to the Company’s sole director. The price per share per the share issuance is $0.0001.

On January 6, 2017, the Company’s sole director entered into an agreement to convert the total amount of all outstanding convertible notes payable of $523,916, as well as $10,009 of non-interest bearing, due on demand loans at a conversion rate of $1.00, for a total of 533,925 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2016 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Evaluation of Internal Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2016, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year end financial disclosure and reporting processes; and (5) management dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of July 31, 2016.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management is planning on taking the following steps to address the weaknesses listed above: (1) establish an independent audit committee; (2) increasing the number of outside directors on the board; (3) creating a segregation of duties for authorization, recordkeeping, custody of assets, and reconciliations; (4) creating effective controls over year end financial disclosures and the reporting process; (5) increasing the size of the management team to provide adequate oversight and review of controls.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of July 1, 2017 of (i) each director of our company and our executive officers, (ii) all of our officers and directors as a group, and (iii) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock. Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Our common stock is our only class of voting securities. The percentage of beneficial ownership is based on 50,927,094.

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

As part of the change of control transaction, the holders of 3 convertible promissory notes and notes from related parties in the aggregate principal amount of $533,925, assigned their interests in such convertible promissory notes to Michael Toh Kok Soon. The convertible notes were convertible into shares of common stock of the Company at a price of $1.00 per share at the election of the holder thereof. On or about January 6, 2017 Mr. Toh elected to convert these notes into 533,925 shares of common stock.

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

	MaloneBailey, LLP	Paritz & Company, P.A.
	2016	2015
Audit fees	$4,000	$3,000
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$4,000	$3,000

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

TOGA LIMITED

Dated: August 8, 2017	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

