Form 10-Q
period 2016-10-31
Toga Ltd
filed 2017-08-24
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

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

The number of shares of the issuer’s common stock outstanding as of August 21, 2017 was 50,927,094 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended October 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Balance Sheets

	October 31, 2016	July 31, 2016
	(unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$300	$200
Due to related party	200	-
Notes due to related parties	34,135	34,135
Convertible note payable - related party	523,916	523,916
Total Current Liabilities	558,551	558,251

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 393,169 shares issued and outstanding as of October 31, 2016 and July 31, 2016	39	39
Additional paid-in capital	73,687	73,687
Accumulated deficit	(632,277)	(631,977)
Total Stockholders’ Deficit	(558,551)	(558,251)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2016	2015

OPERATING EXPENSES
General and administrative expenses	300	6,446
Total Operating Expenses	300	6,446

LOSS FROM OPERATIONS	(300)	(6,446)

Loss before Income Taxes	(300)	(6,446)

Income Tax Provision	-	-

NET LOSS	$(300)	$(6,446)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	393,169	393,169

NET LOSS PER COMMON SHARE	(0.00)	(0.02)

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Statements of Cash Flows

For the three months ended October 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(300)	$(6,446)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	300	2,300
Net cash used in operating activities	-	(4,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes due to related parties	-	4,000
Net cash provided by financing activities	-	4,000

Net decrease in cash and cash equivalents	-	(146)
Cash and cash equivalents - beginning of period	-	498
Cash and cash equivalents - end of period	$-	$352
Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-Cash Investing and Financing Activity:
Expense paid by related party on behalf of the Company	$200	$-

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Notes to the Unaudited Financial Statements

October 31, 2016

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations.

Blink Couture, Inc. was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has nominal operations and nominal assets, and is considered a Shell company as defined by Rule 12b-2 of the Exchange Act. On June 13, 2016, a change of control of the Company occurred. On that date, the current president and Chief Executive Officer purchased a total of 277,838 of the issued and outstanding shares of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. The balance sheet at July 31, 2016, has been derived from the Company’s audited financial statements as of that date.

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report, Amendment No. 1 on Form 10-K/A for the year ended July 31, 2016, that was filed with the SEC on August 9, 2017. The results of operations for the three months ended October 31, 2016, are not necessarily indicative of the results to be expected for the full year.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company had outstanding notes payable to the Company’s sole director of $34,135 as of October 31, 2016 and July 31, 2016. The amount is non-interest bearing, and due on demand.

Proceeds from notes due to related party for the three months ended October 31, 2016 and 2015, were $0 and $4,000, respectively.

During the three months ended October 31, 2016 and 2015, expenses of $200 and $0, respectively, were paid by a related party on behalf of the Company. As at October 31, 2016 and July 31, 2016, $200 and $0 is due to the related party, respectively.

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

On May 31, 2016, a new sole director became the majority shareholder of the Company. As a result of the agreement with the previous majority shareholder, the new sole director assumed the outstanding notes payable of $523,916. As of October 31, 2016, and July 31, 2016, the balance of convertible notes payable to related party is $523,916.

NOTE 6. SUBSEQUENT EVENTS

On November 1, 2016, the Company issued 50,000,000 common shares, par value $0.0001 to three individuals. A total of 20,000,000 shares were issued to the Company’s sole director. The price per share per the share issuance is $0.0001.

On January 6, 2017, the Company’s sole director entered into an agreement to convert the total amount of all outstanding convertible notes payable of $523,916, as well as $10,009 of non-interest bearing, due on demand loans for a total of 533,925 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarter report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis and Results of Operations” in Item 2 contains forward-looking statements regarding future events and the future results of Toga Limited (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis and Results of Operations” in Item 2 and elsewhere in this Report as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Description of Business

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

On June 30, 2016, Blink Couture, Inc., (the “Registrant”), a Delaware corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Toga Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named “Toga Limited.”

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

Three-Month Period Ended October 31, 2016 Compared to Three-Month Period ended October 31, 2015.

Our net loss for the three-month period ended October 31, 2016 was $300 compared to a net loss of $6,446 for the three-month period ended October 31, 2015. During the three-month period ended October 31, 2016 and October 31, 2015 we have not generated any revenue.

During the three-month period ended October 31, 2016, we incurred general administrative expenses of $300 compared to $6,446 incurred for the three-month period ended October 31, 2015. General and administrative fee expenses incurred during the three-month periods ended October 31, 2016 and October 31, 2015 were generally related to corporate overhead, financial and administrative contracted services and interest expense. The decrease in general and administrative expenses is primarily due to a decrease in professional fees during the three-month period ended October 31, 2016.

The reduction in professional fees, accounting and legal fees, between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the quarter period ended October 31, 2015, which were comparatively limited during the quarter ended October 31, 2016. This was the result of the Company’s suspension of filing quarterly and annual reports with the SEC in the latter half of the fiscal year ended July 31, 2014 and the Company then commencing work in October 2015 to prepare and file three (3) quarterly reports and one (1) annual report.

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

Liquidity and Capital Resources

As of October 31, 2016 our total assets were $0 and our total liabilities were $558,551.

Stockholders’ deficit increased from a deficit of $558,251 as of July 31, 2016 to $558,551 as of October 31, 2016.

We had $0 cash on hand at October 31, 2016, and had no other assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $632,277 as of October 31, 2016 compared to accumulated deficit of $631,977 as of July 31, 2016. As of October 31, 2016, we had negative working capital of $558,551.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the three-month period ended October 31, 2016, net cash flows used in operating activities was $0. Net cash flows used in operating activities was $4,146 for the three-month period ended October 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the three-month period ended October 31, 2016 net cash from financing activities was $0, compared to $4,000 proceeds from notes due to related parties for the three-month period ended October 31, 2015.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended October 31, 2016, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosures and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make it most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we have any such critical accounting policies at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation of S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarter report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarter report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the period covered by this quarterly report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

DATED: August 24, 2017	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

