Form 10-Q
period 2017-01-31
Toga Ltd
filed 2017-09-01
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 333-138951

Toga Limited
(Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 30-01, Level 30, Menara Standard Chartered,

No 30, Jalan Sultan Ismail,

50250, Kuala Lumpur, Malaysia

(Address of principal executive offices)

+603-2110-6809

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The number of shares of the issuer’s common stock outstanding as of July 31, 2017 was 50,927,094 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended January 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Balance Sheets

	January 31, 2017	July 31, 2016
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$503	$200
Due to related party	100	-
Notes due to related parties	24,126	34,135
Convertible note payable - related party	-	523,916
Total Current Liabilities	24,729	558,251

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 50,927,094 and 393,169 shares issued and outstanding as of January 31, 2017 and July 31, 2016	5,092	39
Common stock subscribed; 30,000,000 common shares, $.0001 par value	(3,000)	-
Additional paid-in capital	607,559	73,687
Accumulated deficit	(634,380)	(631,977)
Total Stockholders’ Deficit	(24,729)	(558,251)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative expenses	2,103	11,335	2,403	17,801
Total Operating Expenses	2,103	11,335	2,403	17,801

LOSS FROM OPERATIONS	(2,103)	(11,335)	(2,403)	(17,801)

Loss before Income Taxes	(2,103)	(11,335)	(2,403)	(17,801)

Income Tax Provision	-	-	-	-

NET LOSS	$(2,103)	$(11,335)	$(2,403)	$(17,801)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,611,722	393,169	13,240,354	393,169
NET LOSS PER COMMON SHARE	(0.00)	(0.03)	(0.00)	(0.05)

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Statements of Cash flows

(Unaudited)

	Six Months Ended
	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,403)	$(17,801)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,403	1,800
Net cash used in operating activities	-	(16,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes due to related parties	-	15,735
Net cash provided by financing activities	-	15,735

Net increase in cash and cash equivalents	-	(266)
Cash and cash equivalents - beginning of period	-	498
Cash and cash equivalents - end of period	$-	$232

Non-Cash Investing and Financing Activity:
Contribution of Capital to Pay for Expenses on Behalf of the Company – related party	$2,000	$-
Common Stock Subscribed	$3,000	$-
Conversion of Related Party Debt to Common Stock	$533,925	$-
Expenses Paid by Related Party	$100	$-

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited to financial statements

Toga Limited

Notes to the Financial Statements

January 31, 2017

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at July 31, 2016, has been derived from the Company’s audited financial statements as of that date.

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report, Amendment No. 1 on Form 10-K/A for the year ended July 31, 2016, that was filed with the SEC on August 9, 2017. The results of operations for the three and six months ended January 31, 2017, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4. RELATED PARTY TRANSACTIONS

On January 6, 2017, the Company’s sole director entered into an agreement to convert the $10,009 of non-interest bearing, due on demand loans for a total of 10,009 shares of common stock. The Company has outstanding notes payable to the Company’s sole director of $24,126 and $34,135 as of January 31, 2017 and July 31, 2016, respectively. The amount is non-interest bearing, and due on demand.

During the six months ended January 31, 2017 and 2016 total expenses paid by a related party on behalf of the Company were $100 and $0, respectively. As at January 31, 2017 and July 31, 2016, $100 and $0 is due to the related party, respectively. Proceeds from notes due to related party for the six months ended January 31, 2017 and 2016, were $0 and $15,735, respectively.

On November 1, 2016, the Company issued 50,000,000 common shares, par value $0.0001 to three individuals. A total of 20,000,000 shares were issued to the Company’s sole director. The price per share per the share issuance is $0.0001. As of January 31, 2017, an amount of $2,000 has been recorded as a contribution of capital from a related party, and the remaining $3,000 has been recorded as common stock subscribed.

The sole director of the Company currently provides office space free of rent to the Company.

NOTE 5. CONVERTIBLE NOTES PAYABLE RELATED PARTY

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

On January 6, 2017, the Company’s sole director entered into an agreement to convert the total amount of outstanding convertible notes payable of $523,916 for a total of 523,916 shares of common stock. As of January 31, 2017, and July 31, 2016, the balance of convertible notes payable to related party is $0 and $523,916, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

On June 30, 2016, Blink Couture, Inc., (the “Registrant”), a Delaware corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Toga Limited, a Delaware corporation with no material operations (“Merger Sub” and such merger transaction, the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named “Toga Limited.”

As permitted by the Delaware General Corporation Law Title 8, Section 251(f), the sole purpose of the Merger was to effect a change of the Company’s name from Blink Couture, Inc., to Toga Limited. Upon the filing of the Certificate of Merger (the “Certificate of Merger”) with the Secretary of State of Delaware on July 22, 2016 to effect the Merger, the Company’s Articles of Incorporation were deemed amended to reflect the change in the Company’s corporate name.

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

Three Months ended January 31, 2017 Compared to Three Months ended January 31, 2016.

For the three months ended January 31, 2017, the Company had a net loss of $2,103 compared to a net loss of $11,355 for the three months ended January 31, 2016. During the three month period ended January 31, 2017 and January 31, 2016, we have not generated any revenue.

For the three months ended January 31, 2017, the Company had general and administrative expenses of $2,103 compared to $11,355 for the three months ended January 31, 2016. General and administrative fee expenses incurred during the three-month periods ended January 31, 2017 and January 31, 2016 were generally related to corporate overhead, financial and administrative contracted services and interest expense. The decrease in general and administrative expenses is primarily due to a decrease in professional fees during the three month period ended January 31, 2017.

The reduction in professional fees, accounting and legal fees, between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the quarter period ended January 31, 2016, which were limited during the quarter ended January 31, 2017, as a result of the Company’s suspension of filing quarterly and annual reports with the SEC in the latter half of the fiscal year ended July 31, 2014.

Six Months ended January 31, 2017 Compared to Six Months ended January 31, 2016.

For the six months ended January 31, 2017, the Company had a net loss of $2,403, compared to net loss of $17,801 for the six months ended January 31, 2016. During the six month period ended January 31, 2017 and January 31, 2016, we have not generated any revenue.

For the six months ended January 31, 2017, the Company had general and administrative expenses of $2,403 compared to $17,801 for the six months ended January 31, 2016. The decrease in general and administrative expenses was primarily due to a decrease in professional fees during the six- month period ended January 31, 2017.

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

Liquidity and Capital Resources

As of January 31, 2017 our total assets were $0 and our total liabilities were $24,729.

Stockholders’ deficit decreased from a deficit of $558,251 as of July 31, 2016 to $24,729 as of January 31, 2017.

We had $0 cash on hand at January 31, 2017, and had no other assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was at $634,380 as of January 31, 2017, compared to accumulated deficit of $631,977 as of July 31, 2016.

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the six month period ended January 31, 2017, net cash flows used in operating activities was $0. Net cash flows used in operating activities was $16,001 for the six month period ended January 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the six month period ended January 31, 2017, net cash from financing activities was $0, compared to $15,735 proceeds from notes due to related parties for the six month period ended January 31, 2016.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended January 31, 2017, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOGA LIMITED

DATED: September 1, 2017	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

