Form 10-Q
period 2017-04-30
Toga Ltd
filed 2017-09-01
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

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

Yes ☒ No ☐

The number of shares of the issuer’s common stock outstanding as of July 31, 2017 was 50,927,094 shares, par value $0.0001

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended April 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Balance Sheets

	April 30, 2017	July 31, 2016
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$100	$200
Due to related party	803	-
Notes due to related parties	24,126	34,135
Convertible note payable - related party	-	523,916
Total Current Liabilities	25,029	558,251

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 50,927,094 and 393,169 shares issued and outstanding as of April 30, 2017 and July 31, 2016	5,092	39
Common stock subscribed; 30,000,000 common shares, $.0001 par value	(3,000)	-
Additional paid-in capital	607,559	73,687
Accumulated deficit	(634,680)	(631,977)
Total Stockholders’ Deficit	(25,029)	(558,251)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative expenses	300	2,745	2,703	20,546
Total Operating Expenses	300	2,745	2,703	20,546

LOSS FROM OPERATIONS	(300)	(2,745)	(2,703)	(20,546)

Loss before Income Taxes	(300)	(2,745)	(2,703)	(20,546)

Income Tax Provision	-	-	-	-

NET LOSS	$(300)	$(2,745)	$(2,703)	$(20,546)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	50,904,847	393,169	25,526,507	393,169
NET LOSS PER COMMON SHARE	(0.00)	(0.01)	(0.00)	(0.05)

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,703)	$(20,546)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,703	(5,500)
Net cash used in operating activities	-	(26,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes due to related parties	-	25,935
Net cash provided by financing activities	-	25,935

Net increase in cash and cash equivalents	-	(111)
Cash and cash equivalents - beginning of period	-	498
Cash and cash equivalents - end of period	$-	$387

Non-Cash Investing and Financing Activity:
Contribution of Capital to Pay for Expenses on Behalf of the Company – related party	$2,000	$-
Common Stock Subscribed	$3,000	$-
Conversion of Related Party Debt to Common Stock	$533,925	$-
Expenses Paid by Related Party	$803	$-

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Toga Limited

Notes to the Financial Statements

April 30, 2017

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

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report, Amendment No. 1 on Form 10-K/A for the year ended July 31, 2016, that was filed with the SEC on August 9, 2017. The results of operations for the nine months ended April 30, 2017, are not necessarily indicative of the results to be expected for the full year.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which has not generated any revenues since inception, has incurred net losses of $634,680 since inception, has nominal assets and a stockholders’ deficit of $25,029. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

On January 6, 2017, the Company's sole director entered into an agreement to convert the $10,009 of non-interest bearing, due on demand loans for a total of 10,009 shares of common stock. The Company has outstanding notes payable to the Company's sole director of $24,126 and $34,135 as of April 30, 2017 and July 31, 2016, respectively. The amount is non-interest bearing, and due on demand.

During the nine months ended April 30, 2017 and 2016 total expenses paid by a related party on behalf of the Company were $803 and $0, respectively. As at April 30, 2017 and July 31, 2016, $803 and $0 is due to the related party, respectively. Proceeds from notes due to related party for the nine months ended April 30, 2017 and 2016, were $0 and $25,935, respectively.

On November 1, 2016, the Company issued 50,000,000 common shares, par value $0.0001 to three individuals. A total of 20,000,000 shares were issued to the Company’s sole director. The price per share per the share issuance is $0.0001. As of April 30, 2017, an amount of $2,000 has been recorded as a contribution of capital from a related party, and the remaining $3,000 has been recorded as common stock subscribed.

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

On January 6, 2017, the Company’s sole director entered into an agreement to convert the total amount of outstanding convertible notes payable of $523,916 for a total of 523,916 shares of common stock. As of April 30, 2017, and July 31, 2016, the balance of convertible notes payable to related party is $0 and $523,916, respectively.

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

Three Months ended April 30, 2017 Compared to Three Months ended April 30, 2016

For the three months ended April 30, 2017, the Company had a net loss of $300 compared to a net loss of $2,745 for the three months ended April 30, 2016. During the three month period ended April 30, 2017 and April 30, 2016, we have not generated any revenue.

For the three months ended April 30, 2017, the Company had general and administrative expenses of $300 compared to $2,745 for the three months ended April 30, 2016. General and administrative fee expenses incurred during the three-month periods ended April 30, 2017 and April 30, 2016 were generally related to corporate overhead, financial and administrative contracted services and interest expense. The decrease in general and administrative expenses is primarily due to a decrease in professional fees during the three month period ended April 30, 2017.

Nine Months ended April 30, 2017 Compared to Nine Months ended April 30, 2016

For the nine months ended April 30, 2017, the Company had a net loss of $2,703, compared to net loss of $20,546 for the nine months ended April 30, 2016. During the nine month period ended April 30, 2017 and April 30, 2016, we have not generated any revenue.

For the nine months ended April 30, 2017, the Company had general and administrative expenses of $2,703 compared to $20,546 for the nine months ended April 30, 2016. The decrease in general and administrative expenses was primarily due to a decrease in professional fees during the nine months ended April 30, 2017.

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

Liquidity and Capital Resources

As of April 30, 2017 our total assets were $0 and our total liabilities were $25,029.

Stockholders’ deficit increased from a deficit of $558,251 as of July 31, 2016 to $25,029 as of April 30, 2017.

We had $0 cash on hand as of April 30, 2017, and had no other assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was at $634,680 as of April 30, 2017 compared to accumulated deficit of $631,977 as of July 31, 2016.

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the nine month period ended April 30, 2017 net cash flows used in operating activities was $0. Net cash flows used in operating activities was $26,046 for the nine month period ended April 30, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine month period ended April 30, 2017 net cash from financing activities was $0, compared to $25,935 proceeds from notes due to related parties for the nine month period ended April 30, 2016.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended April 30, 2017, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

