Form 10-K
period 2017-07-31
Toga Ltd
filed 2017-11-14
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _____________

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

The number of shares of the issuer’s common stock outstanding as of November 13, 2017, 2017 was 2,546,354,700 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-K

Fiscal Year Ended July 31, 2017

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

Change in Control Transaction

On December 10, 2014, A. Terry Ray purchased 13,869,150 shares of the Company’s common stock from Cynthia Field and Charles Stephenson via a private transaction for $50,000. The transaction represented 70.6% of the Company’s outstanding shares, resulting in a change in control of the Company’s common stock.

On January 3, 2015, A. Terry Ray was appointed Director of the Corporation, Lawrence D. Field resigned as President of the Corporation, and A. Terry Ray was appointed Director of the Corporation.

On June 13, 2016, Michael Toh Kok Soon purchased a total of 13,869,150 shares of the issued and outstanding common stock from A. Terry Ray pursuant to the terms of an Agreement for the Purchase of Common Stock dated May 31, 2016 for $230,000. The shares represent approximately 70.55% of the Company’s outstanding shares, resulting in a change in control of the Company.

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

As of July 31, 2017, there were 2,546,354,700 shares of common stock issued and outstanding, which were held by 26 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

On July 6, 2017, the Board approved an increase of its authorized number of shares of common stock from 100,000,000 shares of common stock to 10,000,000,000 shares. The Board also approved an increase in the number of the Company’s total issued and outstanding shares of common stock by conducting a forward split of said shares at the rate of fifty shares for every one share currently issued and outstanding.

On August 16, 2017, a Certificate of Amendment of the Articles of Incorporation was filed effecting the share increase and forward split detailed above. All share amounts in this file have been adjusted retroactively for the forward split.

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

The following table shows the high and low prices of our shares of Common Stock on the OTCQB Tier of the OTC Markets, for each quarter during our fiscal years ended July 31, 2016 and 2017. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
November 1, 2015 – January 31, 2016	$0.06	$0.002
February 1, 2016 – April 30, 2016	$0.0102	$0.002
May 1, 2016 – July 31, 2016	$0.011	$0.003
October 1, 2016 – January 31, 2017	$0.026	$0.006
February 1, 2017 – April 30, 2017	$0.041	$0.01
May 1, 2017 – July 31, 2017	$0.20	$0.016

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2017.

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

On June 10, 2017, the Board of Directors unanimously adopted resolutions authorizing the increase of the Company’s authorized number of shares of common stock from one hundred million (100,000,000) shares to ten billion (10,000,000,000) shares and increased the number of the Company’s total issued and outstanding shares of common stock by conducting a forward split at the rate of fifty (50) shares for every one (1) (50:1) share currently issued and outstanding (the “Forward Split”). The Forward Split became effective in the market on September 11, 2017 following approval by the FINRA. All share amounts in this filing have been adjusted retroactively.

Change in Control Transaction

On December 10, 2014, A. Terry Ray purchased 13,869,150 shares of the Company’s common stock from Cynthia Field and Charles Stephenson via a private transaction for $50,000. The transaction represented 70.6% of the Company’s outstanding shares, resulting in a change in control of the Company’s common stock.

On January 3, 2015, A. Terry Ray was appointed Director of the Corporation, Lawrence D. Field resigned as President of the Corporation, and A. Terry Ray was appointed Director of the Corporation.

On June 13, 2016, Michael Toh Kok Soon purchased a total of 13,869,150 shares of the issued and outstanding common stock from A. Terry Ray pursuant to the terms of an Agreement for the Purchase of Common Stock dated May 31, 2016 for $230,000. The shares represent approximately 70.55% of the Company’s outstanding shares, resulting in a change in control of the Company.

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

Year Ended July 31, 2017 Compared to Year Ended July 31, 2016

Our net loss for the year ended July 31, 2017 was $99,174 compared to a net loss of $19,333 for the year ended July 31, 2016. The increase in net loss between the comparable periods was primarily attributable to professional fees, administrative costs, and business development.

During the year ended July 31, 2017, we incurred general and administrative expenses of $99,174 compared to $19,333 for the year ended July 31, 2016. The increase in general and administrative expenses is primarily due to a increase in professional fees, and business development costs during the year ended July 31, 2017.

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

Liquidity and Capital Resources

Fiscal Years Ended July 31, 2017 and 2016

As of July 31, 2017, our total assets were $100 and our total liabilities were $121,600 comprised of accounts payable and accrued liabilities, amounts due to related parties, and notes due to related parties.

Stockholders’ deficit increased/decreased from a deficit of $558,251 as of July 31, 2016 to $121,500 as of July 31, 2017.

Cash Flows from Operating Activities

We have not generated significant positive cash flows from operating activities. For the year ended July 31, 2017, net cash flows provided by operating activities were $100. For the year ended July 31, 2016, net cash flows used in operating activities was $30,133.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related parties and third parties or the issuance of equity instruments. For the fiscal year ended July 31, 2017, net cash from financing activities was $0. For the fiscal year ended July 31, 2016, net cash from financing activities was $29,635 consisting of proceeds in advances from related parties.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2017, relative to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2017 and 2016, and the report thereon of MaloneBailey, LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Toga Limited

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheets of Toga Limited (the “Company”) as of July 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toga Limited as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 13, 2017

Toga Limited

Balance Sheets

	July 31, 2017	July 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$100	$-
Total Current Assets	100	-

TOTAL ASSETS	$100	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,262	$200
Due to related party	96,212	-
Notes due to related parties	24,126	34,135
Convertible note payable - related party	-	523,916
Total Current Liabilities	121,600	558,251

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 10,000,000,000 shares authorized; 2,546,354,700 and 19,658,450 shares issued and outstanding as of July 31, 2017 and July 31, 2016, respectively	254,636	1,966
Common stock subscribed; 30,000,000 common shares, $.0001 par value	(3,000)	-
Additional paid-in capital	358,015	71,760
Accumulated deficit	(731,151)	(631,977)
Total Stockholders’ Deficit	(121,500)	(558,251)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$-

See accompanying notes to the audited financial statements

Toga Limited

Statements of Operations

	Years Ended
	July 31,
	2017	2016

OPERATING EXPENSES
General and administrative expenses	99,174	19,333
Total Operating Expenses	99,174	19,333

LOSS FROM OPERATIONS	(99,174)	(19,333)

Loss before Income Taxes	(99,174)	(19,333)

Income Tax Provision	-	-

NET LOSS	$(99,174)	$(19,333)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,596,442,350	19,658,450
NET LOSS PER COMMON SHARE	(0.00)	(0.00)

See accompanying notes to the audited financial statements

Toga Limited

Statements of Changes in Stockholders’ Deficit

For the years ended July 31, 2017 and July 31, 2016

	Common Stock			Additional		Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - July 31, 2015	19,658,450	$1,966	$-	$71,760	$(612,644)	$(538,918)
Net loss	-	-	-	-	(19,333)	(19,333)
Balance - July 31, 2016	19,658,450	$1,966	$-	$71,760	$(631,977)	$(558,251)

Issuance of common shares for convertible promissory notes and note payable	26,696,250	2,670	-	531,255		533,925
Issuance of common shares	2,500,000,000	250,000	(3,000)	(245,000)	-	2,000
Net loss	-	-	-	-	(99,174)	(99,174)
Balance - July 31, 2017	2,546,354,700	$254,636	$(3,000)	$358,015	$(731,151)	$(121,500)

See accompanying notes to the audited financial statements

Toga Limited

Statements of Cash Flows

	Years Ended
	July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,174)	$(19,333)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	99,274	(10,800)
Net cash provided by (used in) operating activities	100	(30,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes due to related parties	-	29,635
Proceeds from related party	-	-
Net cash provided by financing activities	-	29,635

Net increase (decrease) in cash and cash equivalents	100	(498)
Cash and cash equivalents - beginning of period	-	498
Cash and cash equivalents - end of period	$100	$-
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Contribution of Capital to Pay for Expenses on Behalf of the Company – related party	$2,000	$-
Common Stock Subscribed	$3,000	$-
Conversion of Related Party Debt to Common Stock	$533,925	$-
Expenses Paid directly by Related Party	$96,212	$-

See accompanying notes to the audited financial statements

Toga Limited

Notes to the Financial Statements

July 31, 2017

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations.

Blink Couture, Inc. was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has nominal operations and nominal assets, and is considered a Shell company as defined by Rule 12b-2 of the Exchange Act. On June 13, 2016, a change of control of the Company occurred. On that date, the current president and Chief Executive Officer purchased a total of 13,869,150 of the issued and outstanding shares of the Company.

On June 10, 2017, the Board of Directors unanimously adopted resolutions authorizing the increase of the Company’s authorized number of shares of common stock from one hundred million (100,000,000) shares to ten billion (10,000,000,000) shares and increased the number of the Company’s total issued and outstanding shares of common stock by conducting a forward split at the rate of fifty (50) shares for every one (1) (50:1) share currently issued and outstanding (the “Forward Split”). The Forward Split became effective in the market on September 11, 2017 following approval by the FINRA. All share amounts in this filing have been adjusted retroactively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a July 31 fiscal year end.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Basic and Diluted Earnings per Share

Pursuant to the authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share due to the lack of dilutive items. At the reporting dates there were no common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations. Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of July 31, 2017.

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

NOTE 4. RELATED PARTY TRANSACTIONS

On January 6, 2017, the Company's sole director entered into an agreement to convert the $10,009 of non-interest bearing, due on demand loans for a total of 10,009 shares of common stock. The Company has outstanding notes payable to the Company's sole director of $24,126 and $34,135 as of July 31, 2017 and July 31, 2016, respectively. The amount is non-interest bearing, and due on demand.

During the year ended July 31, 2017 and 2016 total expenses paid directly by a related party on behalf of the Company were $96,212 and $0, respectively. As at July 31, 2017 and July 31, 2016, $96,212 and $0 is due to the related party, respectively. Proceeds from notes due to related party for the years ended July 31, 2017 and 2016, were $0 and $29,635, respectively.

On November 1, 2016, the Company issued 2,500,000,000 common shares, par value $0.0001 to three individuals. A total of 1,000,000,000 shares were issued to the Company’s sole director. The price per share per the share issuance is $0.0001. As of July 31, 2017, an amount of $2,000 has been recorded as a contribution of capital from a related party, and the remaining $3,000 has been recorded as common stock subscribed.

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

On January 6, 2017, the Company’s sole director entered into an agreement to convert the total amount of outstanding convertible notes payable of $523,916 for a total of 26,195,800 shares of common stock. On January 6, 2017, the Company's sole director entered into an agreement to convert the $10,009 of non-interest bearing, due on demand loans for a total of 500,450 shares of common stock. As of July 31, 2017, and July 31, 2016, the balance of convertible notes payable to related party is $0 and $523,916, respectively.

NOTE 6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities due to accumulated net losses.

For the fiscal year ended July 31, 2017, no taxable income was generated. All tax years are open for review. The Company had a net loss of $99,174 for the year ended July 31, 2017 and $19,333 for the same period in 2016. As of July 31, 2017, the Company’s net operating loss carry forward was $118,507, which will begin to expire in year 2036.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Years Ended
	July 31,
	2017	2016
Federal income tax benefit attributable to:
Current operations	$41,477	$6,767
Less: valuation allowance	(41,477)	(6,767)
Net provision for Federal income taxes	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows:

	Period ending
	July 31,	July 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry over	$118,507	$19,333
Net operating losses utilized	-	-
Less: valuation allowance	(118,507)	(19,333)
Net deferred tax asset	$-	$-

NOTE 7. SUBSEQUENT EVENTS

On June 10, 2017, the Board of Directors unanimously adopted resolutions authorizing the increase of the Company’s authorized number of shares of common stock from one hundred million (100,000,000) shares to ten billion (10,000,000,000) shares and increased the number of the Company’s total issued and outstanding shares of common stock by conducting a forward split at the rate of fifty (50) shares for every one (1) (50:1) share currently issued and outstanding (the “Forward Split”). The Forward Split became effective in the market on September 11, 2017 following approval by the FINRA. All share amounts in this filing have been adjusted retroactively. All share amounts related to the forward split have been issued.

On September 18, 2017, the Company’s Board of Directors authorized the formation of a new subsidiary, Toga Limited Sdn. Bhd.

On November 10, 2017, the Company’s Board of Directors authorized the formation of a branch in in the Philippines to be named Toga Limited Philippines, Inc.

Subsequent to July 31, 2017, the Company received $200,000 for a proposed subscription agreement from Toga Capital. As of the date of this report no shares have been issued under the proposed subscription agreement.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures due to the below material weaknesses were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of July 31, 2017, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of July 31, 2017. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year-end financial disclosure and reporting processes; and (5) management dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of July 31, 2017.

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

Management is planning on taking the following steps to address the weaknesses listed above: (1) establish an independent audit committee; (2) increasing the number of outside directors on the board; (3) creating a segregation of duties for authorization, recordkeeping, custody of assets, and reconciliations; (4) creating effective controls over year-end financial disclosures and the reporting process; (5) increasing the size of the management team to provide adequate oversight and review of controls.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending July 31, 2017, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. No reports were required to be filed by any of such persons, pursuant to Section 12 of the Exchange Act for the fiscal year ended July 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2017 and 2016.

Name and Position	Year	Cash Compensation	Other Compensation

Michael Toh Kok Soon (1)	2016	None	None
	2017	None	None

(1)     Michael Toh Kok is our current President, Chief Executive Officer, Chief Financial Officer and Secretary.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of July 1, 2017 of (i) each director of our company and our executive officers, (ii) all of our officers and directors as a group, and (iii) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock. Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Our common stock is our only class of voting securities. The percentage of beneficial ownership is based on 50,927,094

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Michael Toh Kok Soon	1,040,565,400	40.87%
Suite 30-01, Level 30, Menara Standard Chartered, No 30, Jalan Sultan Ismail,
50250, Kuala Lumpur, Malaysia

Officers and directors as a group (one person)	1,040,565,400	40.87%

Goh Seng Guan	1,250,000	49.090%
B-11-3, 239, Jalan Tun Razak, IMBI 50400, Kuala Lumpur, Malaysia

Lim Jun Hao	250,000,000	9.818%
18-7, 6 Ceylon, No. 6, Jalan Ceylon 50200, Kuala Lumpur, Malaysia

Michael Toh Kok Soon	1,040,565,400	40.87%
Suite 30-01, Level 30, Menara Standard Chartered, No 30, Jalan Sultan Ismail,
50250, Kuala Lumpur, Malaysia

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On June 13, 2016, Michael Toh Kok Soon purchased a total of 13,869,150 shares of the issued and outstanding common stock from A. Terry Ray pursuant to the terms of an Agreement for the Purchase of Common Stock dated May 31, 2016 for $230,000. The shares represented, at that time, approximately 70.55% of the Company’s outstanding shares, resulting in a change in control of the Company.

As part of the change of control transaction, the holders of 3 convertible promissory notes in the aggregate principal amount of $533,925, assigned their interests in such convertible promissory notes to Michael Toh Kok Soon. These notes were convertible into shares of common stock of the Company at a price of $1.00 per share at the election of the holder thereof. On or about January 6, 2017 Mr. Toh elected to convert these notes into 26,696,250 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP serves as the Company’s independent registered public accounting firm for July 31, 2017. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

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

	MaloneBailey, LLP
	2017	2016
Audit fees	$13,000	$4,000
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$13,000	$4,000

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

TOGA LIMITED

Dated: November 14, 2017	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

