Form 10-Q
period 2017-10-31
Toga Ltd
filed 2017-12-19
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

The number of shares of the issuer’s common stock outstanding as of December 19, 2017 was 2,595,028,815 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended October 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Consolidated Balance Sheets

	October 31, 2017	July 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$142,672	$100
Total Current Assets	142,672	100

TOTAL ASSETS	$142,672	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,856	$1,262
Due to related parties	4,049	96,212
Notes due to related parties	177,099	24,126
Total Current Liabilities	187,004	121,600

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 2,559,693,300 and 2,546,354,700 shares issued and outstanding as of October 31, 2017 and July 31, 2017, respectively	255,970	254,636
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	490,067	358,015
Accumulated other comprehensive loss	(346)	-
Accumulated deficit	(787,023)	(731,151)
Total Stockholders’ deficit	(44,332)	(121,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,672	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31,
	2017	2016

OPERATING EXPENSES
General and administrative expenses	55,617	300
Total Operating Expenses	55,617	300

LOSS FROM OPERATIONS	(55,617)	(300)

OTHER EXPENSE
Interest expense	(255)	-
Total Other Expenses	(255)	-

Loss before Income Taxes	(55,872)	(300)

Income Tax Provision	-	-

NET LOSS	$(55,872)	$(300)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(346)	-
TOTAL COMPREHENSIVE LOSS	$(56,218)	(300)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,546,499,685	19,658,450
NET LOSS PER COMMON SHARE	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,872)	$(300)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	54,216	300
Net cash used in operating activities	(1,656)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	133,386	-
Proceeds from related parties	11,188	-
Net cash provided by financing activities	144,574	-

Effects on changes in foreign exchange rate	(346)	-

Net increase in cash and cash equivalents	142,572	-
Cash and cash equivalents - beginning of period	100	-
Cash and cash equivalents - end of period	$142,672	$-
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note exchanged for due to related parties	$152,973	$-
Expenses Paid by Related Party	$49,622	$200

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Notes to the Consolidated Financial Statements

October 31, 2017

 (Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations.

Blink Couture, Inc. was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company has nominal operations and nominal assets, and is considered a Shell company as defined by Rule 12b-2 of the Exchange Act. On June 13, 2016, a change of control of the Company occurred. On that date, the current President and Chief Executive Officer purchased a total of 13,869,150 of the issued and outstanding shares of the Company (such number of shares represents the shares purchased after giving effect to the forward split conducted in June 2017, as described in the immediate subsequent paragraph).

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

The Company incorporated a wholly-owned subsidiary, TOGL Technologies SDN. BHD. (“TOGL”) in Malaysia on September 26, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. The balance sheet at July 31, 2017, has been derived from the Company’s audited financial statements as of that date.

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, that was filed with the SEC on November 14, 2017. The results of operations for the three months ended October 31, 2017, are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, TOGL Technologies SDN. BHD. All material intercompany balances and transactions have been eliminated.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Malaysian Ringgit. All transactions initiated in Malaysian Ringgit are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Equity at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2017, the Company has leased office space from Regus Standard Chartered in the Jakarta Menara Standard building in Kuala Lumpur, Malaysia. The Company also entered into a one year lease with Regus for a virtual office in Wilmington, Delaware.

Note payable

On September 30, 2017, the Company issued a note payable in the amount of $152,973 to Toga Capital Sdn. Bhd. (“Toga Capital”), which is owned by an officer and director of the Company, for repayment of amounts due to related parties of $152,973. The note is a 2% interest bearing promissory note that is payable on September 30, 2018.

The Company has outstanding notes payable to related parties of $177,099 and $24,126 as of October 31, 2017 and July 31, 2017, respectively.

Due to related parties

During the three months ended October 31, 2017 and 2016, the Company borrowed a total amount of $11,188 and $0 from related parties, respectively.

During the three months ended October 31, 2017 and 2016, total expenses paid directly by a related party on behalf of the Company were $49,622 and $200, respectively.

As at October 31, 2017 and July 31, 2017, $4,049 and $96,212 is due to the related parties, respectively. The amounts due to related party are non-interest bearing and due on demand.

Common stock

During the three months ended October 31, 2017, the Company issued 13,338,600 shares of common stock for $133,386 to Toga Capital, a Company with a common officer and director at a price of $0.01 per share. These shares have not yet been physically issued.

NOTE 5. SUBSEQUENT EVENTS

On November 1, 2017, the Company received $200,000 for a subscription agreement from Toga Capital to purchase an additional 20,000,000 shares, at a price of $0.01 per share. On November 15, 2017, the Company approved the issuance of such 20 million shares to Toga Capital.

On November 7, 2017, the Company entered into a virtual office agreement with Regus Management Group which expires on November 30, 2018 with a monthly payment of $119.

On November 10, 2017, the Company’s Board of Directors authorized the formation of a branch office of the Company in the Philippines to be operated under the name “Toga Limited Philippines, Inc.”

On November 15, 2017, the Company issued 15,335,515 shares in exchange for cancellation of the note payable to Toga Capital of $152,972 and accrued interest of $382.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technologies SDN. BHD. (“TOGL”) in Malaysia on September 26, 2017.

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

Three-Month Period Ended October 31, 2017 Compared to 2016.

Our net loss for the three-month period ended October 31, 2017 was $55,872 compared to a net loss of $300 for the three-month period ended October 31, 2016. During the three-month period ended October 31, 2017 and October 31, 2016 we have not generated any revenue.

During the three-month period ended October 31, 2017, we incurred general administrative expenses of $55,617 compared to $300 incurred for the three-month period ended October 31, 2016. General and administrative fee expenses incurred during the three-month periods ended October 31, 2017 and October 31, 2016 were generally related to corporate overhead, financial and administrative contracted services and interest expense. The increase in general and administrative expenses is primarily due to an increase in professional fees during the three-month period ended October 31, 2017.

The increase in professional fees, accounting and legal fees, between the comparable periods is primarily attributable to fees paid in connection with the preparation of the Company’s financial statements and the audit of the Company’s financial statements incurred during the quarter period ended October 31, 2017, which were limited during the quarter ended October 31, 2016, as a result of the Company’s suspension of filing quarterly and annual reports with the SEC in the latter half of the fiscal year ended July 31, 2014.

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

Liquidity and Capital Resources

As of October 31, 2017, our total assets were $142,672 and our total liabilities were $187,004.

Stockholders’ deficit decreased from a deficit of $121,500 as of July 31, 2017 to $44,332 as of October 31, 2017.

We had $142,672 of cash as of October 31, 2017, and the Company had nominal assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $787,023 as of October 31, 2017 compared to accumulated deficit of $731,151 as of July 31, 2017. As of October 31, 2017, we had negative working capital of $44,332.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the three-month period ended October 31, 2017, net cash flows used in operating activities was $1,656. Net cash flows used in operating activities was $0 for the three-month period ended October 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the three-month period ended October 31, 2017, net cash provided by financing activities was $144,574 from proceeds from the issuance of common stock and proceeds from related parties, compared to $0 net cash from financing activities for the three-month period ended October 31, 2016.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company. We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally legal expenses, accounting expenses, and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2018. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2017, the Company agreed to issue 13,338,600 shares of common stock to Toga Capital Sdn. Bhd. for $133,386 pursuant to a subscription agreement described below.

Under the subscription agreement, Toga Capital Sdn. Bhd. agreed to purchase the above shares of common stock at a subscription price of USD$0.01 per share for an aggregate purchase price of Twelve Million and 00/100 USD ($12,000,000) (the “Purchase Price”). The shares of common stock have not yet been physically issued as of the date of this periodic report. Through October 31, 2017, Toga Capital Sdn. Bhd. through a related party, had provided the Company with $133,386 in cash. The Company and Toga Capital Sdn. Bhd. decided to issue 13,338,600 shares pursuant to the subscription agreement in exchange for the $133,386 in cash. No placement agent or broker dealer was used or participated in any offering or sale of the above shares.

The sales described above are and will be made pursuant to the exemption from registration set forth in Regulation S, promulgated by the Securities Exchange Commission under the Securities Act of 1933. No underwriters were utilized in connection with the sale of securities.

The issuance of these securities will be to a single “non-U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

-	Toga Capital Sdn. Bhd. is a corporation organized under the laws of Malaysia at the time of the sale of the Shares; and
-	Toga Capital Sdn. Bhd. agreed to resell the Shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration.

Each certificate representing the shares of common stock contains or will contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the holder may not engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

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

TOGA LIMITED

DATED: December 19, 2017	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

