Form 10-Q
period 2018-01-31
Toga Ltd
filed 2018-03-26
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-138951

Toga Limited
(Exact name of registrant as specified in its charter)

Delaware	98-0568153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 N. West Street, Suite 1200

Wilmington, Delaware 19801

(Address of principal executive offices)

(302) 295-3839

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

The number of shares of the issuer's common stock outstanding as of March 23, 2018 was 2,625,028,815 shares, par value $0.001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended January 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Consolidated Balance Sheets

	January 31, 2018	July 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$571,792	$100
Other receivables	24,091	-
Total Current Assets	595,883	100

TOTAL ASSETS	$595,883	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$73,931	$1,262
Due to related parties	240,654	96,212
Notes due to related parties	24,126	24,126
Total Current Liabilities	338,711	121,600

Stockholders’ Equity (Deficit )
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 2,625,028,815 and 2,546,354,700 shares issued and outstanding as of January 31, 2018 and July 31, 2017, respectively	262,504	254,636
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	3,437,216	358,015
Accumulated other comprehensive income	12,757	-
Accumulated deficit	(3,452,305)	(731,151)
Total Stockholders’ equity (deficit)	257,172	(121,500)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$595,883	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative expenses	$364,828	$2,103	$420,444	$2,403
Total Operating Expenses	364,828	2,103	420,444	2,403

LOSS FROM OPERATIONS	(364,828)	(2,103)	(420,444)	(2,403)

OTHER EXPENSE
Interest expense	(127)	-	(383)	-
Loss on settlement of debt	(2,300,327)	-	(2,300,327)	-
Total Other Expenses	(2,300,454)	-	(2,300,710)	-

Loss before Income Taxes	(2,665,282)	(2,103)	(2,721,154)	(2,403)

Income Tax Provision	-	-	-	-

NET LOSS	$(2,665,282)	$(2,103)	$(2,721,154)	$(2,403)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	13,103	-	12,757	-
TOTAL COMPREHENSIVE LOSS	$(2,652,179)	$(2,103)	$(2,708,397)	$(2,403)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,604,216,889	980,586,100	2,581,955,094	662,017,700
NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,721,154)	$(2,403)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on settlement of debt	2,300,327	-
Changes in operating assets and liabilities:
Other receivables	(23,945)	-
Accounts payable and accrued liabilities	121,173	2,403
Net cash used in operating activities	(323,599)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	633,386	-
Proceeds from related party note	1,089,324	-
Repayment to related party note	(852,001)	-
Net cash provided by financing activities	870,709	-

Effects on changes in foreign exchange rate	24,582	-

Net increase in cash and cash equivalents	571,692	-
Cash and cash equivalents - beginning of period	100	-
Cash and cash equivalents - end of period	$571,792	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued to settled note due to related party	$153,356	$-
Reclass of due to related to note due to related party	$152,973	$-
Contribution of Capital to Pay for Expenses on Behalf of the Company – related party	$-	$2,000
Common Stock Subscribed	$-	$3,000
Conversion of Related Party Debt to Common Stock	$-	$533,925
Expenses Paid by Related Party	$50,868	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Notes to the Consolidated Financial Statements

January 31, 2018

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

The Company incorporated a wholly-owned subsidiary, TOGL Technologies SDN. BHD. (“TOGL”) in Malaysia on September 26, 2017.

The Company is currently in the process of forming and incorporating a new subsidiary, PT Toga International Indonesia. As of January 31, 2018, this subsidiary has not yet been created.

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

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, that was filed with the SEC on November 14, 2017. The results of operations for the six months ended January 31, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Malaysian Ringgit. All transactions initiated in Malaysian Ringgit are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

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

NOTE 3. GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company, has not generated any revenues, has incurred net losses, and has accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. OTHER RECEIVABLE

As of January 31, 2018, the Company has $24,091 of other receivables, consisting of $3,788 of expenses and $20,303 for a deposit paid for an intent to acquire a new subsidiary which was not executed. The deposit and expenses paid will be repaid to the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

Note payable

On September 30, 2017, the Company issued a note payable in the amount of $152,973 to Toga Capital Sdn Bhd (“Toga Capital”), which is partially owned by an officer and director of the Company, for repayment of amounts due to related parties of $152,973. The note is a 2% interest bearing promissory note that is payable on September 30, 2018.

During the six months ended January 31, 2018, the Company issued 15,335,515 shares of common stock with a fair value of $2,453,683 to repay note payable of $152,973 and accrued interest of $383. As a result, the Company recorded a loss on settlement of debt of $2,300,327.

The Company has outstanding notes payable to related parties of $24,126 and $24,126 as of January 31, 2018 and July 31, 2017, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the six months ended January 31, 2018 and 2017, the Company borrowed a total amount of $1,089,324 and $0 from related parties, respectively.

During the six months ended January 31, 2018 and 2017, the Company repaid a total amount of $852,001 and $0 from related parties, respectively.

During the six months ended January 31, 2018 and 2017, total expenses paid directly by a related party on behalf of the Company were $50,868 and $200, respectively.

As at January 31, 2018 and July 31, 2017, $240,654 and $96,212 is due to the related parties, respectively. The amount is non-interest bearing, unsecured and due on demand.

Common stock

During the six months ended January 31, 2018, the Company issued common stock, as follows:

-	63,338,600 shares of common stock for $633,386 to Toga Capital, a Company with common officer and director at a price of $0.01 per share. Subsequent to the issuance of common shares, up to January 31, 2018, Toga Capital sold 35,335,515 common shares and received proceeds of $353,355 from 208 independent contractors that sell products for Toga Capital.

-	15,335,515 shares of common stock with a fair value of $2,453,683 as settlement of a note payable due to a related party of $152,973 and accrued interest of $383.

NOTE 6. SUBSEQUENT EVENTS

The Company is currently in the process of establishing a new subsidiary, PT Toga International Indonesia. To date, the subsidiary has not yet been finalized and formed.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technologies Sdn. Bhd. (“TOGL”) in Malaysia on September 26, 2017.

The Company has plans and is in the process of evaluating, incorporating, and acquiring further subsidiaries.

Results of Operations

The Company has not conducted any active operations since March 4, 2008, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception in October 2003.

The Company has recently incorporated a wholly-owned subsidiary, TOGL, and is strategically planning to acquire or incorporate other operational subsidiaries. The Company’s plan of operation for the next twelve months is to strategically acquire or incorporate additional subsidiaries and grow revenue generating operations.

Three Months Period Ended January 31, 2018 Compared to 2017.

Our net loss for the three-month period ended January 31, 2018 was $2,665,282 compared to a net loss of $2,103 for the three-month period ended January 31, 2017. During the three-month period ended January 31, 2018 and January 31, 2017, we have not generated any revenue.

During the three-month period ended January 31, 2018, we incurred general and administrative expenses of $364,828 compared to $2,103 for the three-month period ended January 31, 2017. General and administrative expenses incurred during the three-month period ended January 31, 2018 and January 31, 2017 were primarily related to corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to an increase in professional fees, salaries and wages, and costs associated with strategic reorganization costs and potential acquisitions during the three-month period ended January 31, 2018.

During the three-month period ended January 31, 2018, we incurred other expenses including interest expense of $127, and a loss on settlement of debt of $2,300,327. The loss of settlement of debt was related to the issuance of 15,335,515 shares of common stock with a fair value of $2,453,683 to repay note payable of $152,973 and accrued interest of $383.

Six Months Period Ended January 31, 2018 Compared to January 31, 2017.

For the six-month period ended January 31, 2018, the Company had a net loss of $2,721,154, compared to net loss of $2,403 for the six-month period ended January 31, 2017. During the six-month period ended January 31, 2018 and January 31, 2017, we have not generated any revenue.

During the six-month period ended January 31, 2018, we incurred general and administrative expenses of $420,444 compared to $2,403 for the six-month period ended January 31, 2017. General and administrative expenses incurred during the six month period ended January 31, 2018 and January 31, 2017 were primarily related to corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to an increase in professional fees, salaries and wages, and costs associated with strategic reorganization costs and potential acquisitions during the six-month period ended January 31, 2018.

During the six-month period ended January 31, 2018, we incurred other expenses including interest expense of $383, and a loss on settlement of debt of $2,300,327. The loss of settlement of debt was related to the issuance of 15,335,515 shares of common stock with a fair value of $2,453,683 to repay note payable of $152,973 and accrued interest of $383.

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

The Company is in the progress of acquiring other businesses, some of which may have recently commenced operations, are developing-stage company in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In the alternative, any such business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of January 31, 2018, our total assets were $595,883 and our total liabilities were $338,711.

Stockholders’ deficit increased from a deficit of $121,500 as of July 31, 2017 to shareholders’ equity of $257,172 as of January 31, 2018.

We had $571,792 cash on hand at January 31, 2018, and had no other assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was at $3,452,305 as of January 31, 2017, compared to accumulated deficit of $731,151 as of July 31, 2017.

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the six-month period ended January 31, 2018, net cash flows used in operating activities was $323,599. Net cash flows used in operating activities was $0 for the six-month period ended January 31, 2017. Cash flow from operating activities for the six-month period ended January 31, 2018 was due to a net loss of $2,721,154, and an increase in other receivable of $23,945, offset by loss on settlement of debt of $2,300,327, and increase in accounts payable and accrued liabilities of $121,173.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the six-month period ended January 31, 2018, net cash from financing activities was $870,709, compared to $0 proceeds from notes due to related parties for the six-month period ended January 31, 2017.

Cash flows from financing activities for the six-months ended January 31, 2018 consisted of $633,386 proceeds from the issuance of common stock, and $1,089,324 proceeds from related party, offset by $852,001 repayments to related party.

We have no commitment for any capital expenditure and foresee none, other than costs associated with potential acquisitions. We will also continue to incur routine fees and expenses incident to our reporting duties as a public company. We will continue to incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. If we do not consummate a merger or other transaction with another business, our cash requirements for the next twelve months are relatively modest, principally legal expenses, accounting expenses, and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending July 31, 2018. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six (6) months ended January 31, 2018, the Company issued a total of 78,674,115 shares of common stock to Toga Capital Sdn. Bhd., a Malaysian corporation (“Toga Capital”) pursuant to a Subscription Agreement entered into between the Company and Toga Capital on October 31, 2017 (the “Subscription Agreement”). Toga Capital is deemed a related party of the Company since the Company’s CEO, Mr. Michael Toh, is an officer and director of Toga Capital. The total of 78,674,115 shares sold to Toga Capital includes 13,338,600 shares that were disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2017 as shares that the Company “agreed to issue.”

Under the Subscription Agreement, Toga Capital agreed to purchase up to 1.2 billion shares of the Company’s common stock at a subscription price of USD$0.01 per share for an aggregate purchase price of Twelve Million and 00/100 USD ($12,000,000) (the “Purchase Price”).

Through October 31, 2017, Toga Capital, through a related party, had provided the Company with $133,386 in cash. The Company and Toga Capital agreed that the Company would issue 13,338,600 shares pursuant to the Subscription Agreement in exchange for the $133,386 in cash.

During the three months ended January 31, 2018, the Company made the following issuances of its common stock to Toga Capital pursuant to the terms of the Subscription Agreement:

1.	15,335,515 shares were issued to Toga Capital as settlement of a note payable due to Toga Capital in the amount of $152,973 and accrued interest of $383.

2.	50,000,000 shares were issued to Toga Capital in exchange for cash payments from Toga Capital totaling $500,000.

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

The issuance of these securities will be to a single “non-U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Toga Capital is a corporation organized under the laws of Malaysia at the time of the sale of the Shares; and
•	Toga Capital agreed to resell the Shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration.

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

TOGA LIMITED

DATED: March 26, 2018	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

