Form 10-Q
period 2018-04-30
Toga Ltd
filed 2018-07-27
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-138951

Toga Limited
(Exact name of registrant as specified in its charter)

Nevada	98-0568153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3960 Howard Hughes Pkwy, Suite 500

Las Vegas, Nevada

(Address of principal executive offices)

(702) 990-3578

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The number of shares of the issuer’s common stock outstanding as of July 25, 2018 was 669,602,277 shares, par value $0.001.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended April 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Consolidated Balance Sheets

	April 30, 2018	July 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$473,686	$100
Accounts receivable	7,650	-
Other receivable - related party	46,571	-
Total Current Assets	527,907	100

Property and equipment	84,025	-
TOTAL ASSETS	$611,932	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$68,605	$1,262
Due to related parties	397,566	96,212
Notes due to related parties	24,126	24,126
Deferred revenue - related party	212,988	-
Total Current Liabilities	703,285	121,600

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 2,645,719,507 and 2,546,354,700 shares issued and outstanding as of April 30, 2018 and July 31, 2017, respectively	264,574	254,636
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	3,642,054	358,015
Accumulated other comprehensive loss	(103,828)	-
Accumulated deficit	(3,891,153)	(731,151)
Total Stockholders’ deficit	(91,353)	(121,500)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$611,932	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

Revenue	$73,988	$-	$73,988	$-

OPERATING EXPENSES
Direct cost	78,218	-	78,218	-
General and administrative expenses	431,262	300	851,706	2,703
Depreciation	3,356	-	3,356	-
Total Operating Expenses	512,836	300	933,280	2,703

LOSS FROM OPERATIONS	(438,848)	(300)	(859,292)	(2,703)

OTHER EXPENSE
Interest expense	-	-	(383)	-
Loss on settlement of debt	-	-	(2,300,327)	-
Total Other Expenses	-	-	(2,300,710)	-

Loss before Income Taxes	(438,848)	(300)	(3,160,002)	(2,703)

Income Tax Provision	-	-	-	-

NET LOSS	$(438,848)	$(300)	$(3,160,002)	$(2,703)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(116,585)	-	(103,828)	-
TOTAL COMPREHENSIVE LOSS	$(555,433)	(300)	$(3,263,830)	(2,703)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,633,085,919	2,545,242,350	2,627,655,490	1,276,325,350
NET LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,160,002)	$(2,703)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	3,356	-
Loss on settlement of debt	2,300,327	-
Changes in operating assets and liabilities:
Accounts receivable	(59,043)	-
Other receivable - related party	(46,694)	-
Deferred revenue – related party	212,998
Accounts payable and accrued liabilities	121,648	2,703
Net cash used in operating activities	(627,420)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(62,558)
Net cash used in investing activities	(62,558)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	840,294	-
Proceeds from related party	1,430,620	-
Repayment to related party	(1,055,333)	-
Net cash provided by financing activities	1,215,581	-

Effects on changes in foreign exchange rate	(52,017)	-

Net increase in cash and cash equivalents	473,586	-
Cash and cash equivalents - beginning of period	100	-
Cash and cash equivalents - end of period	$473,686	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note exchanged for due to related parties	$152,973	$-
Common Shares issued to settle related party note payable	$153,356	$-
Common Stock Subscribed	$-	$3,000
Conversion of Related Party Debt to Common Stock	$-	$533,925
Expenses Paid by Related Party	$52,429	$803
Common stock issued for purchase of asset	$66,000	$-
Purchase of property and equipment from related party	$25,218	$-
Contribution of Capital to Pay for Expenses on Behalf of the Company – related party	$-	$2,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Toga Limited

Notes to the Consolidated Financial Statements

April 30, 2018

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

The Company incorporated a wholly-owned subsidiary, TOGL Technologies SDN. BHD. (“TOGL”) in Malaysia on September 26, 2017.

The Company is currently in the process of forming and incorporating a new subsidiary, PT Toga International Indonesia. As of the date of issuance of these financial statements, this subsidiary has not yet been created. The Company is also in the process of forming and incorporating a new subsidiary in Taiwan.

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

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, that was filed with the SEC on November 14, 2017. The results of operations for the nine months ended April 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Software Development

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed.

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

Revenue Recognition and Deferred Revenue

The Company currently generates revenue through development for advertising using a custom-built advertising feature that matches client advertising requirements. Advertisements are created in batches, and completed/invoices in monthly batches.

The Company recognizes revenues of contracts with customers in accordance with the ASC 605 five-step process, including performing the following: identify contracts with customers, identify the performance obligations in the contract, determine the transaction price, and allocate the transaction price to the performance obligations in the contract recognize revenue when/as the entity satisfies the obligation. Company only records revenue when all of the above criteria are met.

The Company’s concentration of revenue for individual customers above 10% are as follows:

-	Janwell Sdn Bhd: 83%
-	Others: 17%

Amounts that have been received by the Company, for which the Company has not yet met all of the revenue recognition criteria in accordance with ASC 605, have been recorded as deferred revenue – related party. As of April 30, 2018, all deferred revenue is from AGEL Enterprise International Sdn Bhd, a related party. Refer to note 6.

Accounts Receivable

The Company’s accounts receivable balance is related to advertising and management fees generated through TOGL. Accounts receivable are recorded in accordance with ASC 310 – Receivables. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts.

As of April 30, 2018, the Company’s accounts receivable are concentrated 66% with Jack Furniture Sdn Bhd, and 34% with Janwell Sdn Bhd.

Other Receivable – Related Party

The Company’s other receivable balance is related to payments made on behalf of AGEL Enterprise International Sdn Bhd, a related party, and which are recoverable. Other receivable – Related Party are recorded in accordance with ASC 310 – Receivables, and disclosed as related party transactions. Other receivables – related party are recorded at the amount paid and do not bear interest.

NOTE 3. GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company, has not generated minimal revenues, has incurred net losses, and has accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. OTHER RECEIVABLE – RELATED PARTY

As of April 30, 2018, the Company has $46,571 of other receivables, consisting of balances receivable from AGEL Enterprise International Sdn Bhd, a related party, which include $26,268 of expenses paid on behalf of and $20,303 for a deposit paid for an intent to acquire a new subsidiary which was not executed. The deposit and expenses paid was repaid to the Company subsequent to April 30, 2018.

The Company has considered whether the entities from which the Company had other receivables should be considered Variable Interest Entities. The Company considered that these entities had sufficient equity to support their operations, the Company did not control the entities, and that the Company would not have been affected by gains and losses associated with the entities. Based on the Company’s determination, the entities are not considered Variable Interest Entities, and therefore no further consolidation or considerations should occur.

NOTE 5. PROPERTY AND EQUIPMENT

As of April 30, 2018, and July 31, 2017, property and equipment consists of the following;

	April 30,	July 31,
	2018	2017
Renovation - Cost	$69,442	$-
Fixtures and Furniture-Cost	11,656	-
Tools and Equipment-Cost	6,283	-
Total fixed assets	87,381	-
Accumulated depreciation	(3,356)	-
Net fixed assets	$84,025	$-

Depreciation is calculated based on the coast of each asset to its residual value over its estimated useful life on a straight line basis as follows:

-	Renovations	5 years
-	Fixtures and Furniture	5 years
-	Tools and Equipment	5 years

Depreciation expense for the nine months ended April 30, 2018 and 2017 amounted to $3,356 and $0, respectively.

During the nine months ended April 30, 2018, the Company purchased property and equipment of $62,558 and recorded $25,218 as purchase of property and equipment from related party.

NOTE 6. RELATED PARTY TRANSACTIONS

Other receivable – related party

Refer to note 4.

Deferred revenue – related party

During the nine months ended April 30, 2018, the Company received $212,988, net, from AGEL Enterprise International Sdn Bhd, a related party, related to management fees that have not yet met the criteria for revenue recognition.

Note payable

On September 30, 2017, the Company issued a note payable in the amount of $152,973 to Toga Capital Sdn. Bhd. (“Toga Capital”), which is partially owned by an officer and director of the Company, for repayment of amounts due to related parties of $152,973. The note is a 2% interest bearing promissory note that is payable on September 30, 2018.

During the nine months ended April 30, 2018, the Company issued 15,335,515 shares of common stock with a fair value of $2,453,683 to repay note payable of $152,973 and accrued interest of $383. As a result, the Company recorded a loss on settlement of debt of $2,300,327.

The Company has outstanding notes payable to related parties of $24,126 and $24,126 as of April 30, 2018 and July 31, 2017, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the nine months ended April 30, 2018 and 2017, the Company borrowed a total amount of $1,430,620 and $0 from related parties, respectively.

During the nine months ended April 30, 2018 and 2017, the Company repaid a total amount of $1,055,333 and $0 from related parties, respectively.

During the nine months ended April 30, 2018 and 2017, total expenses paid directly by a related party on behalf of the Company were $52,429 and $803, respectively.

During the nine months ended April 30, 2018 and 2017, the Company purchased property and equipment of $25,218 and $0 from related parties, respectively.

As at April 30, 2018 and July 31, 2017, $397,566 and $96,212 is due to the related parties, respectively. The amount is non-interest bearing, unsecured and due on demand.

Common stock

During the nine months ended April 30, 2018, the Company issued common stock, as follows:

•	84,029,292 shares of common stock for $840,294 to Toga Capital, a company that is partially owned by an officer and director of the Company, at a price of $0.01 per share.

•	15,335,515 shares of common stock with a fair value of $2,453,683 as settlement of a note payable due to a related party of $152,973 and accrued interest of $383.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to May 4, 2018, the Company issued 191,733 shares of common stock to settle due to related party of $1,917.

On July 6, 2018, three majority shareholders of the Company canceled a total of 2,000,000,000 shares of common stock without consideration for such cancelation.  These majority shareholders canceled these shares to assist the Company in restructuring its share capital

On May 24, 2018, the Company issued 23,691,037 shares to Toga Capital for the cancellation debt of $236,910.

On July 10, 2018, the Company changed its state of incorporation from the State of Delaware to the State of Nevada.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technologies Sdn. Bhd. (“TOGL”) in Malaysia on September 26, 2017.

In 2017, the Company commenced development of a social media app for mobile devices called Yippi. The Company commenced development by borrowing services and resources from a related party, Toga Capital Sdn. Bhd., a Malaysian entity (“Toga Capital), which is partially owned by an officer and director of the Company.

The Yippi App is a messaging app with a focus on entertainment and security. It is fast, simple, secure and free. The Yippi App seamlessly syncs a user’s normal messages and secret messages into one application. Users can send an unlimited amount of messages, photos and voice messages. Yippi App groups allow users to send broadcasts to up to 100 contacts at a time. Users download the Yippi App through the Apple App Store, Google Plan or the Amazon App Store. Revenue is generated from selling advertising, emoji stickers and special filters, effects and features offered on the Yippi App.

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi. The Company commenced generating advertising revenue from Yippi during the quarter ended April 30, 2018.

The Company has recently incorporated a wholly-owned subsidiary, TOGL, and is strategically planning to acquire or incorporate other operational subsidiaries. The Company’s plan of operation for the next twelve months is to dramatically grow the number of active users of Yippi through the use of a third-party marketing agent, targeting various countries throughout Asia, including China, Malaysia, Taiwan, Philippines and Indonesia.

Three Months ended April 30, 2018 Compared to Three Months ended April 30, 2017

For the three months ended April 30, 2018, the Company had a net loss of $438,848 compared to a net loss of $300 for the three months ended April 30, 2017. During the three-month period ended April 30, 2018, we generated revenue at $73,988 compared to $0 revenue generated for the three months ended April 30, 2017. The Company incurred $78,218 cost of services during the three months ended April 30, 2018 in order to generate revenues.

For the three months ended April 30, 2018, the Company had general and administrative expenses of $431,262 compared to $300 for the three months ended April 30, 2017. General and administrative fee expenses incurred during the three-month period ended April 30, 2018 were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to an increase in maintenance of applications, professional fees, salaries and wages, and costs associated with strategic reorganization costs and potential acquisitions during the three-month period ended April 30, 2018. For the three months ended April 30, 2018, the Company had $3,356 of depreciation, compared to $0 for the same period in the previous year.

Nine Months ended April 30, 2018 Compared to Nine Months ended April 30, 2017

For the nine months ended April 30, 2018, the Company had a net loss of $3,160,002 compared to net loss of $2,703 for the nine months ended April 30, 2017. During the nine-month period ended April 30, 2018, we generated revenue at $73,988 compared to $0 revenue generated for the nine months ended April 30, 2017. The Company incurred $78,218 cost of services during the nine months ended April 30, 2018 in order to generate revenues.

During the nine-month period ended April 30, 2018, we incurred general and administrative expenses of $851,706 compared to $2,703 for the nine-month period ended April 30, 2017. General and administrative expenses incurred during the nine-month period ended April 30, 2018 were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to an increase in maintenance of applications, professional fees, salaries and wages, and costs associated with strategic reorganization costs and potential acquisitions during the nine-month period ended April 30, 2018. For the nine months ended April 30, 2018, the Company had $3,356 of depreciation, compared to $0 for the same period in the previous year.

During the nine-month period ended April 30, 2018, we incurred other expenses including interest expense of $383, and a loss on settlement of debt of $2,300,327. The loss of settlement of debt was related to the issuance of 15,335,515 shares of common stock with a fair value of $2,453,683 to repay note payable of $152,973 and accrued interest of $383.

Plan of Operation

The Company’s current business activity does not at this time provide positive cash flow, although the Company has commenced generating revenue for the first time during the most recent quarter. During the next twelve months, we anticipate incurring costs related to:

i.	Marketing the Yippi app to users located throughout Asia;

ii.	Investigating, analyzing, and consummating potential acquisition or merger opportunities;

iii.	Other ongoing general and administrative type costs; and

iv.	The preparation and filing of the Company’s financial statements and Exchange Act reports.

We believe that we are nearing the point where we will commence generating net profit on a quarterly basis, although we cannot predict exactly when this will occur. We have commenced generating gross revenues and believe our revenue will increase during the next fiscal year. We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Yippi app throughout Asia. Because of this, we expect going forward to continue to invest heavily in marketing and advertising. We believe we will be able to meet our operating costs and additional marketing and advertising in excess of our revenues, through additional amounts, as necessary, to be loaned to or invested in us by our stockholders and management, although no agreements have been entered into with anyone.

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in us by our stockholders and management, although no agreements have been entered into with anyone.

Liquidity and Capital Resources

As of April 30, 2018, our total assets were $611,932 and our total liabilities were $703,285.

Stockholders’ deficit decreased from a deficit of $121,500 as of July 31, 2017 to a deficit of $91,353 as of April 30, 2018.

We had $473,686 cash on hand, $7,650 in accounts receivable and $46,571 in other receivables – related party as of April 30, 2018. As of April 30, 2018, we had working capital deficit of $175,378, compared to working capital deficit of $121,500 as of July 31, 2017. Accumulated deficit was at $3,891,153 as of April 30, 2018 compared to accumulated deficit of $731,151 as of July 31, 2017.

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities. For the nine-month period ended April 30, 2018, net cash flows used in operating activities was $627,420. Net cash flows used in operating activities was $0 for the nine-month period ended April 30, 2017. Cash flow from operating activities for the nine-month period ended April 30, 2018 was due to a net loss of $3,160,002, an increase in accounts receivable of $59,043 and other receivables – related party of $46,694, offset by loss on settlement of debt of $2,300,327, depreciation of $3,356, increase in accounts payable and accrued liabilities of $121,648, and deferred revenue – related party of $121,648.

Cash Flow from Investing Activities

For the nine-month period ended April 30, 2018, net cash flows used in investing activities was $62,558. Net cash flows used in investing activities was $0 for the nine-month period ended April 30, 2017. Cash flow used in investing activities for the nine-month period ended April 30, 2018 was due to the purchase of property, plant, and equipment of $62,558.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine-month period ended April 30, 2018 net cash from financing activities was $1,215,581 loaned from a related party, compared to $0 proceeds from notes due to related parties for the nine-month period ended April 30, 2017.

Cash flows from financing activities for the nine-months ended April 30, 2018 consisted of $840,294 proceeds from the issuance of common stock, and $1,430,620 proceeds from related party, offset by $1,055,333 repayments to related party.

We have no commitment for any capital expenditure and foresee none. We believe that we have sufficient funds available to pay our monthly expenses for the next nine (9) months and will have to raise approximately $175,000 of additional funds from equity or secure loans. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2017, relative to our ability to continue as a going concern. The Company, which has not generated minimal revenues, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine (9) months ended April 30, 2018, the Company issued a total of 99,364,807 shares of common stock to Toga Capital Sdn. Bhd., a Malaysian corporation (“Toga Capital”) pursuant to a Subscription Agreement entered into between the Company and Toga Capital on October 31, 2017 (the “Subscription Agreement”). Toga Capital is deemed a related party of the Company since the Company’s CEO, Mr. Michael Toh, is a major shareholder of Toga Capital. The total of 99,364,807 shares sold to Toga Capital includes 78,674,115 shares that were disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2018 as shares that the Company “agreed to issue.”

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

2. 50,000,000 shares were issued to Toga Capital in exchange for cash payments from Toga Capital totaling $500,000

During the three months ended April 30, 2018, the Company made the following issuances of its common stock to Toga Capital pursuant to the terms of the Subscription Agreement:

1.	20,690,692 shares were issued to Toga Capital in exchange for cash payments from Toga Capital totaling $206,908.

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

TOGA LIMITED

DATED: July 27, 2018	By: /s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

