Form 10-Q/A
period 2018-01-31
Toga Ltd
filed 2018-09-20
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Yes ☐ No ☒

The number of shares of the issuer's common stock outstanding as of January 31, 2018 was 2,625,028,815 shares, par value $0.001 per share.

 EXPLANATORY NOTE

Toga Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018 (the “Original Form 10-Q”). This Amendment No. 1 is being filed solely for the purpose of correcting the checked box to “No” in the penultimate paragraph of the Cover Page. The Company is NOT a shell company and was NOT a shell company at the time the Original Form 10-Q was filed.

This Amendment No. 1 contains only the Cover Page to this Form 10-Q/A, this Explanatory Note and Signature Page, as corrected. No other changes have been made to the Original Form 10-Q and, this Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

DATED: September 20, 2018	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

3