Form 10-Q/A
period 2018-04-30
Toga Ltd
filed 2018-09-20
CIK 1378125

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

Las Vegas, Nevada 89169

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of July 17, 2018 was 2,669,602,227 shares, par value $0.001.

EXPLANATORY NOTE

Toga Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2018 (the “Original Form 10-Q”). This Amendment No. 1 is being filed solely for the purpose of correcting the checked box to “No” in the penultimate paragraph of the Cover Page. The Company is NOT a shell company and was NOT a shell company at the time the Original Form 10-Q was filed.

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