Form 10-K
period 2018-07-31
Toga Ltd
filed 2019-03-19
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

(Registrant’s telephone number)

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of January 31, 2019 was approximately $285,772,134, based upon the last sale price of the common stock during such quarter as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

The number of shares of the issuer’s common stock outstanding as of March 19, 2019, was 893,422,921 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-K

Fiscal Year Ended July 31, 2018

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

On June 30, 2016, Blink Couture, Inc., a Delaware corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary, Toga Limited, a Delaware corporation with no material operations (“Merger Sub” and such merger transaction, the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named “Toga Limited”.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technology Sdn. Bhd. (“TOGL”) in Malaysia on September 26, 2017.

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”), in Indonesia on November 23, 2017.

In 2017, the Company commenced development of a social media app for mobile devices called Yippi. The Company commenced development with the hiring of a CTO and development team.

On February 26, 2018, the Company’s common officer and director resigned as an officer and director of Toga Capital.

On April 1, 2018, the Company entered into a Trademark License Agreement with Agel Enterprises International Sdn. Bhd., a Malaysian company (“Agel”) for use of the Yippi name and logo.

On July 10, 2018, the Company changed its state of incorporation from the State of Delaware to the State of Nevada.

On May 28, 2018, the Company’s wholly-owned subsidiary TOGL formed a branch office in Taiwan.

Change in Control Transaction

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

On August 29, 2017, the Company appointed Liew Choon Fook as Secretary of the Company.

On June 14, 2018, the Company increased the number of members of the Board from one to five members creating four vacancies on the Board. The four vacancies were filled by the election of Liew Choon Fook, Tan See Kuy, Lim Jun Hao and Ng Boon Chee.

Business Development

The Yippi App is a messaging app with a focus on entertainment and security. It’s fast, simple, secure and free. Yippi seamlessly syncs a user’s normal messages and secret messages into one application. Users can send an unlimited number of messages, photos, and voice messages. Yippi groups allow users to send broadcasts to up to 100 contacts at a time. Users download the Yippi App through the Apple App Store, Google Play, or the Amazon App Store. Revenue is generated from selling advertising, emoji stickers, and special filters, effects and features for use with Yippi.

Yippi App Features

We have developed Yippi as the unique super app that empowers the user with numerous functionalities in a single complete app. The four main elements of the Yippi App are the marketplace, social media, ecosystem, and communication. Since July of 2017 there have been multiple versions launched which have incorporated all four elements.

Marketplace

We see the future in creating a robust ecosystem that is relevant and personalized for the user. Riding on the success of data commerce in large to small scale enterprising techno-preneurs, we are providing a social platform for any user to be involved in customizing their additional plug-ins of choice; from the utility add-ons, games, stickers, themes, skins or contents onto their Yippi social messaging app. This digital content makes up the Marketplace, where the user could obtain free or paid plug-ins from various vendors on a secure micro-transaction platform.

This self-sustaining ecosystem further completes and complements the whole Yippi social messaging app as the daily super app. We believe this concept opens up a whole new level of micro-transactions and a platform for creators to list their digital products and enhancements making them readily available for users.

With this Marketplace, instead of creating and owning every single item of intellectual property on our digital store, we are synergizing the creators and third-parties to create, list their items and engage in sharing of the digital products. This also sets in motion a micro-transaction, as creators could monetize their digital crafts, and diversify their revenue as Marketplace offers them another viable choice away from the existing digital markets.

Our API (Application Protocol Interface) is readily available for creators and third-parties to work on and test before the process of submission onto the Marketplace. This allows third party developers to develop applications that interface with the Yippi platform making the Marketplace a more robust destination for app users. This creates an atmosphere of community.

Additionally, physical products within the Marketplace are on a P2P and B2C basis with this feature embedded separately in Yippi Social, as the listing of products are easily available for users to peruse the marketplace to offer their wares.  The Marketplace was launched in July 2017 and is in its initial usability stage.

Wallet

Yippi has a host of shopping functions built-in, which provides access to a targeted Small to Medium-sized Enterprises (SME) in an ever-expanding variety of shopping experiences. Merchants range from official brand accounts to budding e-shopping enterprises; to cater to consumers via Yippi. As of July 31, 2018, our consumer directory, TPocket offers select brands of healthcare products, electronic goods, payment gateway for food & beverage establishments and services. All of these services are within the Yippi app.

In addition to our own shopping platform, there is a link to a 3rd-Party shopping platform in TA Mall as our partner, in giving value and choice of merchandise to the user. We do not expect to derive any income from TA Mall.

Furthermore, as the user spends, they receive points similar to cashback for them to use in another 3rd Party rewards program in Rewards Link. With their accumulated spending of their shopping goods or services; they receive points, redeemable at Rewards Link, all within the ecosystem of Yippi.

The Hotel & Flight (TogaGo) feature in Yippi boasts an impressive array of hotel, cruise, and flight partners that enable users to search for the best price for a dream holiday. Currently, prices are relatively cheaper and comparable to major travel applications in the market, and with this feature we have bridged these two different applications into one comprehensive application.

These extensions are developed and functioning and are bridged within Yippi with a link to the target platform while the user is still logged into their Yippi account.

Social Media

Yippi Social is fully developed and functioning and is the social media platform embedded within the Yippi social messaging app. Yippi Social incorporates a fully functioning social media timeline as a personal space with integrated functions such as: sharing of updates; following video channels; receiving event invitations; sharing photo and video links; joining groups of interests; and browsing an e-catalog of products.

Yippi Social enables users to share their content internally and externally via other platforms (social media or communication apps within their devices) in contrast to WeChat Moments’ or Facebook Timeline’s internal-only sharing capability.

A key feature is posting an update as a Live Moment. This provides the user a personal live streaming of contents to a user’s contacts and friends. This trendy feature is built into Yippi Social for the ultimate social media presence as the user has an avenue to broadcast their post in an engaging ‘live’ telecast to their viewers. We believe this unique selling point is in trend, as apparent with Facebook’s launch of similar feature in recent months.

Live Moment

We believe a Yippi user could apply many uses in this platform, and with the Live Moment feature, the user could use it as a tool to reach and engage their audience in a live-streaming technology as seen in the current trend of active Facebook users in using this tool to promote their items, share their events, or show their travels in a live setting with interactive responses from their fans and friends.

The veracity of live streaming by users is an advantage to us as we believe this adds another dimension to the overall experience. For example, for leisure a user could live stream their precious moments to their followers when they are celebrating a monumental occasion, or an e-marketer could Live Moment their products and services with an unboxing of their review or live Q&A session in engaging their audience. On a larger scale, with a company’s official account they could engage a sponsored Key Opinion Leader (“KOL”) in showcasing a Live Moment in reaching to wider organic reach. Live Moment was launched in July 2017.

Games

As with most social chat applications that have games bundled onto their app, Yippi has a plethora of simple yet addictive and fun games built in. There are 21 games for the user, with more anticipated to come in the coming months.

We are looking to acquire more games to add to the collection as well as to cater to a wider gaming audience in purchasing multi-player games, inclusive of tying-up partnerships with established game studios in marketing their games in-app in the same mold as WeChat as a platform for game developers to market their new releases as an exclusive pre-release title for popular MMO game Garena’s Arena of Valor.

A large share of gaming revenues are generated from mobile gaming. We believe our strategy of investing and partnering with up-and-coming developers will allow us to compete for additional revenue.

Through the Market Place, once fully launched, we will encourage more game studios or independent game producers to package and market their games via this separate platform within Yippi. We believe this would add another significant stream of revenue with its’ own micro-transactions (of free games’ enhancements/add-ons) and game purchases (paid games). As of July 2018, over 20 games were live within the Games section of the Yippi app.

Stickers

Since its release in July 2017, Yippi Stickers is currently functioning and has been packed with pre-loaded stickers that are suitable for any occasion, and these are well organized in their folders for the ease of execution.

We firmly believe with Stickers it opens up a whole new avenue for aspiring graphic designers to create and sell their artwork stickers on our Market Place.

A case study to note is the revenue-generating sticker pioneered by Line chat app, as they achieved tremendous success in generating revenue from their users through affordable e-stickers ever since its inception in 2010 and has steadily been a part of the corporation’s source of income; albeit with extensive competition from other chat apps’ introduction of their own stickers.

We believe Stickers may provide a profitable source of revenue, and we believe with our additional incentive of allowing talented users to trade their digital stickers on our associated Market Place platform, we are just at the tip of the iceberg in the vast potential of stickers in this generational boom.

We are committed in bringing the next evolution of Stickers and in bringing and providing creative creators to share in our technological advances. We are providing our APIs in sticker creations and development, with tutorials and market trends. This may include the next evolution of Motion Stickers, Animated GIFs and cinemographs with snippet of sound/voice and this would further differentiate and modernize all our Yippi Stickers in another level above major sticker competitors. In doing so, we believe we will be able to derive revenue from this this digital product.

Ecosystem

The Company presents the Yippi app to the market as a unique “Super App”, due to the fact that it provides numerous features that creates an ecosystem within the app.

The following components are currently under development and will add value and functionality as a full feature to the user, in all facets, namely: retail shopping & services (T Pocket), e-retail (TA Mall), and travel (Toga Go). While these functions are functioning as a third-party link within the Wallet section of the app, the direct usability is intended to be included in the version of app scheduled to be launched in June 2019.

The following have been developed and are currently functioning within the Yippi app: loyalty program (Rewards Link), news portal (Toga News), and games marketplace (Toga Games). The Company utilizes online and offline aspects to help define and develop the application.

We are actively seeking additional components to add and complement the existing ecosystem in enhancing the user experience and in accordance with the Company’s vision.

Yippi Languages

Yippi Languages is an educational tool currently functioning within the application, as we believe in life-long learning by learning languages anytime, anywhere.

Yippi Languages was launched in July 2017 and helps users speaking any of the following ten (10) languages to learn English: Chinese, Hindi, Hmong, Indonesian, Japanese, Korean, Malay, Tagalog, Thai and Vietnamese.

Yippi Languages features over 100 lessons per supported language and is an invaluable tool for many to access learning modules while adopting another language as a 2nd language with audio guides in speaking natively. Modules also include interactive mini-games to enhance comprehension, and vocabulary which is vital to the learning process.

We are committed to further enhancing this app feature and in providing a comprehensive learning experience to the user. We have engaged third-parties to re-develop an additional UI/UX in making the app responsive and relevant with the trend.

We have engaged researchers to study the probable functionality of it as an e-learning tool for schools as this feature has potential in bringing affordable quick and easy language learning into the school setting or as a language guide incorporated into after-school curriculum.

Artificial Intelligence

A.I.,(artificial intelligence) is the simulation of human intelligence processes by machines, especially computer systems.

The key terms related to A.I. are computer, internet, big data and automation control. We are excited to usher in the 4th Generation Yippi that is A.I.-driven in communication in line with our view of letting the communication go smart. Among the key applications of A.I. technology that we have incorporated, we are looking for enhancements in personal assistant, education, e-commerce merchandise and automation in customer service. AI within Yippi launched in June 2018 and will be enhanced and improved in every subsequent update of the app. This is a long range project and we expect to learn a great deal as AI is a learning language.

Communication

Read & Burn

Reads & Burn is a privacy feature which was launched in July 2017 and currently functions within the chat feature. This feature provides peer-to-peer security in handling private pictures and confidential documents. The pictures and documents sent through Read & Burn are only accessible with touch and then the image disappears from the server and chat history. The pictures and documents cannot be screen-shot by the user’s smartphone.

We included this feature as an enhancement to the experience in Yippi. We believe this feature has its potential in the security of sending private images or confidential documents and provides the users with peace of mind in sending private documents for a single view.

This data will not be stored on smartphones via Yippi nor through peer-to-peer encryption when it is unopened. Through read & burn data is not stored on the servers or in history.

Secret Chat

In addition to Read & Burn, we developed another version of our chat feature with an enhanced level of security, aptly named, Secret Chat. Launched in January 2017, this feature is a secretive function that self–destructs upon leaving the chat conversation without a record on the application as well as the server. We believe this negates the function of encrypting messages found in other chat apps proving to be a safe chat, virtually un-hackable as it does not have a trace on either servers once our proprietary system purges the chat thread.

Within the chat conversation, the user has almost all of the same functionalities of a regular chat, such as sending images/videos, recording voice messages, sending stickers or gifting eggs.

Fun Camera

This trendy and advanced video camera feature allows users to beautify and add animated filters as 3D Face Technology on a video call. Currently in use, this feature is app-exclusive as we developed a number of the filters and augmented reality (AR) skins.

Video calls are made with options to enhance both the caller and recipient with beauty skins, fun stickers, or facial-recognition augmented reality caricatures or cartoons for shared fun experience.

At the time of its launch in April 2018, we believe the number of possible facial enhancements via AR provided by this feature is competitive with the major native camera apps found in Samsung’s and Huawei’s latest flagship smartphones.

Whiteboard

We developed and launched Whiteboard as a unique feature in July 2017. Whiteboard enables users to simultaneously write on the screen display. The users can currently share the same whiteboard with both parties able to write and talk on a single session remotely.

The voice function has an on/off switch and users could communicate while sketching together on the shared whiteboard.

In addition, the whiteboard could be ‘erased’ by either party at any time to clear the space for another new board for continuous writing. Sharing of info or ideas could be sketched out over the whiteboard or dictated to the other person with ease, rather than the conventional method of writing on a piece of paper before snapping a picture.

This is an excellent feature for sketches and scribbles as it engages a real-time experience, as well as a fun tool for leisure.

Free Chats with Voice & Video Calls

Yippi has embedded and enhanced the quality of Voice & Video Calls for the ease of connectivity to anyone anywhere. We expanded on the functions of our chat application in making the action of contacting friends & family with choices of Text, Voice & Video calls that is parallel with leading chat applications in the market.

Voice & Video quality of calls made via Yippi is clear, and, as with other chat applications, is dependent on network strength. We believe the simplicity of placing a call or a video call will be further enhanced with the advancement of technology and data speed packets as 5G connectivity is upon us.

From its launch in July 2017, Yippi has continued to develop and expand this feature, not just with regards to peer-to-peer calls, but also improving group calls. Group video calls enable a tele-conference from individual smartphones, anytime and anywhere; in line with the ease of communications on the go. Yippi offers a group video call of up to 9 video feeds at the moment. Continued enhancement of to this feature is important to us as we strive to offer the market standard of quality of voice and video calls to our users.

Meeting Room

Meeting Room was launched in January 2017 and is an improvement over the standard group chat feature. The highlight of this feature is the ability to share files and to set a time frame structure for the meeting. The Meeting Room offers additional functions for the administrator to control and facilitate the chat room.

The Meeting Room enables discussions and meetings on subjects within a set time frame and this helps to organize chat groups in order.

We believe this feature has the potential of being a group chat of choice as it allows users to communicate and share files of any type with ease. This is an advantage over other chat apps as most have a limitation on what type of files are shareable, whereas we are giving the user the full sharing capabilities comparable to leading file-sharing apps available.

We believe this feature could be a trend-setter as the timer in this feature is an advantage to a normal group chat. This frees up a sense of organization of the user’s chat boxes in maintaining and managing their chat conversations.

Forward Voice Message

Since its launch in July of 2017, the Yippi social messaging app enables users to forward voice messages to contacts, as well as group chat recipients. This enhances the sharing possibility of a recorded message as it is equipped in-app for the ease and functionality of the user.

In addition, with our propriety enhancement of built-in translation (and voice recognition); the user may use the option to translate received voice message from a selection of spoken languages.

People Nearby

With its launch in July of 2017, users can use this feature to seek out other Yippi users within their immediate area to communicate and network, or chat for leisure.

Yippi users can arrange a meeting and make new friends, or seek out business opportunities by networking through this feature. With the impending official brand accounts, we could evolve this further with geo-location push notification on promotions and offers for Yippi user that switches their People Nearby feature. Currently there are no brand accounts.

With respect to all of the features and functionalities of the Yippi App, we are looking at trends and opportunities to enhance the apps features and functionalities and to add new features.

The markets for our Yippi App are characterized by rapid technological change, particularly in the technical capabilities of smartphones and tablets, and changing end-user preferences. Therefore, we will be required to continuously invest capital to innovate and modify our Yippi App and publish new apps. We cannot assure that we will have adequate capital to modify our Yippi App or develop new apps.

However, our ability to plan for further development of the Yippi App, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential users. New and different types of entertainment may increase in popularity at the expense of mobile apps. A decline in the popularity of apps in general, or our Yippi App in particular, would harm our business and prospects. We may not be successful in developing additional features and functionality for the Yippi App.

Marketing Strategy

We currently have approximately 12,000 to 13,000 daily active users of our Yippi App. We define a daily active user as a registered user of the Yippi App who opens the app at least once during a 24-hour period.

We have outlined the following plans in our effort to achieve or targets described below. We believe this is in line with our vision and mission statement in being a pioneer of the Big Data industry and in creating a sustainable system in initiating the support for the targeted 2,000,000 SMEs projected to use our platforms in expanding their business and culture of data-marketing. In an effort to achieve our goal of 500 million Active Users, and the preceding downloads, we have created a 6 vertical marketing strategy we call the 6 User Channels.

This 6 User Channels cover the basis of our group marketing effort globally with its own timeline in activity of different regions globally, with the selection based on our research and details. There can be no assurance that all or any of our planned marketing activities will be implemented, or, in the event any or all of such planned marketing activities are implemented that they will be successful.

We believe that with the rise of affordable smartphones and efforts in bridging the internet to the disadvantaged, the potential market to expand the user base is exponential in the near future.

We are currently concentrating our efforts on the following 6 User Channels:

1.	WAVE by Eostre
2.	Publicity & Campaigns
3.	Games & Contests
4.	Mini-Programs
5.	Languages
6.	Sponsorships

1. WAVE by Eostre

WAVE by Eostre is a third-party app that deliver frequencies and information waves specifically designed to harmonize morphic fields to the paid User. This unique feature is only available via Yippi as an energy vitalizer and enhancer from the user’s smartphone.

The app’s coding utilizes any device’s flash and magnet components in emitting light /or waves for each of the 4 main functions. As an example, the User could place the device after operating the app on a cup of coffee for 15 minutes prior, or directing the light on self to increase energy field. Similarly, the emission of these waves could be directed to a glass of water or via placing a phone call in emitting positive ions for balance.

The science in this app is based off the human energy field and the application of cellular magnetic field. WAVE by Eostre makes use of both optical waves and acoustic waves to directly affect water and liquids of the human body to generate stronger repairing and adjustment capacity.

The app’s optical wave is a high-frequency electromagnetic wave which is radiated from molecules and atoms. This optical wave are generated from the accelerated charged particles and has the fastest transmission speed, and thus effectively affect liquid structure.

The app emits acoustic wave that produces resonance and vibrations increases the activity of cells. This enables the app to rapidly activate the cellular energy and activity of the human body, as well as direct assistance in the natural wellness process.

WAVE by Eostre works through the delivery of specific frequencies and vibrating structures via sound and light photons.

This proprietary application has 4 main functions:

•	Qi – Reduce stress, body balance and awareness;
•	Water – Better absorption and negative ions;
•	EMF – Resist pollution and increase energy field;
•	Coffee & Tea – Fuller taste and reduce acidity.

Eostre receives 100% of the proceeds. WAVE by Eostre is used as content to attract and retain Active Users.

2. Publicity & Campaigns

A series of brand awareness and marketing campaign in promoting Yippi to the target market as a unique super app. We have engaged branding consultants in selected countries in marketing Yippi digitally.

Campaigns are set to launch until the end of the year in Indonesia and the Philippines as well as corporate branding on social media and an internet presence.

3. Games & Contests

We published our game, Duck Wanted on July 2018, and the response has been positive with daily scoreboards and rewards in attracting more players in this engaging game. At the time of print, we are working on other genre of games for the release soon and building on the momentum.

We started an on-going contests campaign since May 2018 via Yippi Social, with Share/Comment contests on a weekly basis. The contest gambit encompasses questions, quiz, personal preferences, favorite pictures among others in engaging users/followers to participate by commenting and sharing on their Social walls. The winners were picked based on the criteria of most creative, most shares or most ‘likes’ earned.

4. Mini-Programs

Mini-Programs are “sub-applications” within our Yippi ecosystem, and it enables advanced features to users in e-commerce, task management, coupons/offers, brand page or exclusive content from official accounts.

These enhancements provide experiences that are built completely within Yippi, for a complete user experience.

Mini-Programs are similar to apps but as it is within Yippi, accessing it won’t take up any storage space on the user’s device. Users may scan QR codes or input the names of the mini-programs in-app to launch them. The campaign to encourage talented independent developers to create mini-programs onto /and powered by our Marketplace is vital in the success of the mini-programs and thus complements our ecosystem in the near future.

5. Languages

Toga strongly believes in making a difference to those in need and this channel is seen as a corporate social responsibility in the area of offering users to per-use Yippi as an English learning app. Presently, and since its launch in July 2017, Languages’ education module is designed to teach English to users from ten (10) different native languages, including Chinese, Hindi and Indonesian.

6. Sponsorships

The Company has engaged in a series of branding campaigns, or sponsorships with selected corporate entities in the region, specifically South East Asia. TOGL partnered with AirAsia Academy in cross-promotion and sponsorship of the academy players in badminton competitions since July 2018. This was a marketing promotion that branded Yippi throughout Asia.

Our high-degree of collaboration – combined with future partners’ strong corporate industry roots, years of experience and global network reach are the benchmark in a successful partnership.

Target Market

The Yippi App is free and the Company is focused on users downloading the Yippi App through the Apple App Store, Google Play, or the Amazon App Store. The Company’s users are concentrated in Indonesia, Malaysia, China, Philippines, Saudi Arabia, Taiwan and Singapore. The Company also intends to target potential users of the Yippi App in the United States.

Advertising

We compete for advertising revenue, especially with respect to video and other highly engaging formats. We believe our ability to compete depends primarily on our reach and ability to deliver a strong return on investment to our advertisers, which is driven by our advertising products, delivery and measurement capabilities, APIs, and other tools. The industry in which we operate is changing rapidly and we find ourselves in competition with internet-based platforms, advertising networks, and traditional media.

Competition

We compete with other companies in every aspect of our business, particularly with companies that focus on mobile engagement and advertising. Many of these companies, such as Apple, Facebook (including Instagram and WhatsApp), Tencent (including WeChat), Snap Inc. (Snapchat), Google (including YouTube), and Twitter, have significantly greater financial and human resources. Our competitors span from internet technology companies and digital platforms to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone messaging. Additionally, our competition for engagement varies by region. The main bases on which we currently compete with competitors include engagement, partnerships, advertising, and talent.

We compete to attract and retain our users’ attention, both in terms of reach and engagement. Since our Yippi App and apps of our competitors are typically free, we compete based on our brand and the quality of our app and any potential future product offerings rather than on price. We focus on constantly improving and expanding the Yippi App and related features.

Trademarks

We are the registered owner of certain trademarks in Malaysia, Indonesia and China, including, but not limited to the trademark “Yippi” and the Yippi App “Duck” logo. We regard our marks as important to our business due to name recognition. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks.

Employees

The Company employs sixty (60) people and thirty-nine (39) are full-time employees.

Available Information

We make financial information, news releases and other information available, free of charge, on our corporate website at www.togalimited.com. The Securities and Exchange Commission (“SEC”) also maintains the Company’s reports, proxy statements and other information, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website at www.sec.gov.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

The Company leases office space at Suite 35-04, Level 35, Menara Standard Chartered, No 30, Jalan Sultan Ismail, 50250, Kuala Lumpur, Malaysia and an office at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169. It also leased space for its Taiwan office, Unit 5, Floor 21, No. 266, Section 2, Xitun Road, Xitun District, Taichung City, Taiwan 407. The Indonesia office has also been leased and is located at Plaza Asia 2nd Floor, Jalan Jenderal Sudirman, Ka. 59, Jakarta, Selatan 12190.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our amended Articles of Incorporation authorizes the issuance of up to 10,000,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”). As of July 31, 2018, there were 695,865,164 shares of common stock issued and outstanding, which were held by 550 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

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

The following table shows the high and low prices of our shares of Common Stock on the OTCQB Tier of the OTC Markets, for each quarter during our fiscal years ended July 31, 2018 and 2017. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2016 – October 31, 2016	0.55	0.3
November 1, 2016 – January 31, 2017	1.3	0.3
February 1, 2017 – April 30, 2017	2.1	0.5
May 1, 2017 – July 31, 2017	10	0.8
August 1, 2017 – October 31, 2017	4.5	0.06
November 1, 2017 – January 31, 2018	0.35	0.0696
February 1, 2018 – April 30, 2018	0.4	0.29
May 1, 2018 – July 31, 2018	0.67	0.45

Recent Sales of Unregistered Securities

Toga Capital Sdn. Bhd.

During the fiscal years ended July 31, 2017 and 2018, the Company issued a total of 125,854,577 shares of common stock to Toga Capital Sdn. Bhd., a Malaysian corporation (“Toga Capital”) pursuant to a Subscription Agreement entered into between the Company and Toga Capital on October 31, 2017 (the “Subscription Agreement”). The total of 125,854,577 shares sold to Toga Capital includes 78,674,115 shares that were disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2018.

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

During the fiscal years ended July 31, 2017 and 2018, the Company made the following issuances of its common stock to Toga Capital pursuant to the terms of the Subscription Agreement:

1.	15,335,515 shares were issued to Toga Capital as settlement of a note payable due to Toga Capital in the amount of $152,973 and accrued interest of $383.

2.	50,000,000 shares were issued to Toga Capital in exchange for cash payments totaling $500,000.

3.	10,000,000 shares were issued to Toga Capital in exchange for cash payment of $100,000 made to the Company.

4.	34,573,462 shares were issued to Toga Capital in exchange for the extinguishment of debt of $345,734. This debt was accumulated as Toga Capital paid general operational expenses for the company.

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

Agel Enterprises International Sdn. Bhd.

During the fiscal year ended July 31, 2018, the Company issued a total of 23,564,510 shares of common stock at $0.02 per shares, resulting in a total of $471,290 cash proceeds from Agel Enterprises International Sdn. Bhd., a Malaysian corporation (“Agel”) pursuant to a Subscription Agreement entered into between the Company and Agel on May 7, 2018 (the “Agel Subscription Agreement”).

Under the Agel Subscription Agreement, Agel agreed to purchase up to 1,076,752,423 shares of the Company’s common stock at a subscription price of USD$0.02 per share for an aggregate purchase price of USD$21,535,048 (the “Purchase Price”).

Ng Boon Chee

During the fiscal year ended July 31, 2018, the Company issued 2,698,377 shares of common stock to Ng Boon Chee, a Malaysian citizen, pursuant to a Subscription Agreement entered into by the Company and Ng Boon Chee dated July 27, 2018 (the “Ng Subscription Agreement”). Mr. Chee was elected as a member of the Board of Directors on June 14, 2018.

Under the Ng Subscription Agreement, Mr. Ng agreed to purchase 2,698,377 shares of the Company’s common stock at a subscription price of USD$0.50 per share, for an aggregate purchase price of USD$1,349,188 (the “Purchase Price”) to be paid for in Bitcoins. Mr. Ng deposited 165 Bitcoins into the Company’s e-wallet, with an agreed value equal to the Purchase Price of $1,349,189.

The Company issued 2,698,377 shares of its common stock to Ng Boon Chee pursuant to the terms of the Ng Subscription Agreement.

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

The issuance of these securities will be to a single “non-U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Purchaser was outside of the United States; and
•	Purchaser agreed to resell the Shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration.

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

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2018.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technology Sdn. Bhd. (“TOGL”) in Malaysia on September 26, 2017.

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”), in Indonesia on November 23, 2017.

In 2017, the Company commenced development of a social media app for mobile devices called Yippi. The Company commenced development with the hiring of a CTO and development team.

The Yippi App is a messaging app with a focus on entertainment and security. It’s fast, simple, secure and free. Yippi seamlessly syncs a user’s normal messages and secret messages into one application. Users can send an unlimited number of messages, photos, and voice messages. Yippi groups allow users to send broadcasts to up to 100 contacts at a time. Users download the Yippi App through the Apple App Store, Google Play, or the Amazon App Store. Revenue is generated from selling advertising, emoji stickers, and special filters, effects and features for use with Yippi.

On February 26, 2018, the Company’s officer and director resigned as an officer and director of Toga Capital.

On May 28, 2018, the Company’s wholly-owned subsidiary TOGL formed a branch office in Taiwan.

On July 10, 2018, the Company changed its state of incorporation from the State of Delaware to the State of Nevada.

Change in Control Transaction

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

On August 29, 2017, the Company appointed Liew Choon Fook as Secretary of the Company.

On June 14, 2018, the Company increased the number of members of the Board from one to five members creating four vacancies on the Board. The four vacancies were filled by the election of Liew Choon Fook, Tan See Kuy, Lim Jun Hao and Ng Boon Chee.

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi. The Company commenced generating advertising revenue from Yippi during the fiscal year ended July 31, 2018.

The Company has incorporated two wholly-owned subsidiaries, TOGL Technology Sdn Bhd and PT Toga International Indonesia.

Year Ended July 31, 2018 Compared to Year Ended July 31, 2017

Our net loss for the year ended July 31, 2018 was $13,620,308 compared to a net loss of $99,174 for the year ended July 31, 2017. The increase in net loss between the comparable periods was primarily attributable to a loss on settlement of debt as well as an increase in general and administrative expenses from operations.

During the year ended July 31, 2018, we generated revenue of $1,254,495 compared to $0 for the year ended July 31, 2017.

During the year ended July 31, 2018, we incurred cost of goods sold of $139,369 compared to $0 for the year ended July 31, 2017.

During the year ended July 31, 2018, we incurred general and administrative expenses of $1,556,509 compared to $99,174 for the year ended July 31, 2017. General and administrative fee expenses were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to commencing operations through subsidiaries during the year ended July 31, 2018. During the year ended July 31, 2018, we incurred research and development costs of $86,674.

During the year ended July 31, 2018, we incurred depreciation of $15,050 compared to $0 for the year ended July 31, 2017.

During the year ended July 31, 2018, we incurred other expenses of $13,077,201 compared to $0 for the year ended July 31, 2017. Other expense consists of interest expense of $382 and loss on settlement of debt of $13,282,567 and other income of $205,748 for the year ended July 31, 2018.

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

Liquidity and Capital Resources

Fiscal Years Ended July 31, 2017 and 2018

As of July 31, 2018, our total assets were $2,952,954 and our total liabilities were $411,589 comprised of accounts payable and accrued liabilities, due to related parties, notes due to related parties, and deferred revenue.

As of July 31, 2017, our total assets were $100 and our total liabilities were $121,600 comprised of accounts payable and accrued liabilities, due to related parties and notes due to related parties.

Stockholders’ equity increased from a deficit of $121,500 as of July 31, 2017 to $2,541,365 as of July 31, 2018.

Cash Flows from Operating Activities

We have not generated significant positive cash flows from operating activities. For the year ended July 31, 2018, net cash flows used in operating activities were $492,089. For the year ended July 31, 2017, net cash flows provided by operating activities was $100.

Cash Flows from Investing Activities

During the year ended July 31, 2018, we used $152,287 for purchase of property and equipment. During the year ended July 31, 2017, we did not have any investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related parties and third parties or the issuance of equity instruments. For the fiscal year ended July 31, 2018, net cash from financing activities was $1,698,818, consisting entirely of the sale of shares of our common stock, advances and loans from related parties. For the fiscal year ended July 31, 2017, net cash from financing activities was $0.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2018, relative to our ability to continue as a going concern. The Company, through July 31, 2018, has not yet generated net income for any fiscal year and has accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements. The Company has identified the following areas that are subject to critical accounting policies: revenue recognition and intangible assets. Refer to the consolidated financial statements for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2018 and 2017, and the reports thereon of Pinnacle Accountancy Group of Utah  and MaloneBailey, LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Toga Limited

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toga Limited, (the Company) as of July 31, 2018, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity (deficit), and consolidated statement of cash flows for the year then ended July 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has not yet generated net income from operations in any fiscal year and has accumulated and stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – JULY 31, 2017

To the Board of Directors and Shareholders of

Toga Limited

We have audited the accompanying balance sheet of Toga Limited (the “Company”) as of July 31, 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toga Limited as of July 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 13, 2017

Toga Limited

Consolidated Balance Sheets

	July 31,	July 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$1,064,672	$100
Accounts receivable, net	367,918	-
Prepaid expense	25,958	-
Total Current Assets	1,458,548	100

Property and equipment	135,706	-
Intangible asset - digital currency	1,348,920	-
Deposit	9,780	-
TOTAL ASSETS	$2,952,954	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$180,573	$1,262
Due to related parties	186,390	96,212
Notes due to related parties	24,126	24,126
Deferred revenue	20,500	-
Total Current Liabilities	411,589	121,600

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 695,865,164 and 2,546,354,700 shares issued and outstanding as of July 31, 2018 and 2017, respectively	69,587	254,636
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	16,880,233	358,015
Accumulated other comprehensive loss	(53,996)	-
Accumulated deficit	(14,351,459)	(731,151)
Total Stockholders’ equity (deficit)	2,541,365	(121,500)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,952,954	$100

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Operations

	Years Ended
	July 31,
	2018	2017

Revenue	$1,254,495	$-
Cost of goods sold	139,369	-
Gross profit	1,115,126	-

OPERATING EXPENSES
General and administrative expenses	1,556,509	99,174
Research and development	86,674	-
Depreciation	15,050	-
Total Operating Expenses	1,658,233	99,174

LOSS FROM OPERATIONS	(543,107)	(99,174)

OTHER INCOME (EXPENSE)
Other income	205,748	-
Interest expense	(382)	-
Loss on settlement of debt	(13,282,567)	-
Total Other Expenses	(13,077,201)	-

Loss before Income Taxes	(13,620,308)	(99,174)

Income Tax Provision	-	-

NET LOSS	$(13,620,308)	$(99,174)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(53,996)	-
TOTAL COMPREHENSIVE LOSS	$(13,674,304)	(99,174)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,516,311,665	1,596,442,350
NET LOSS PER COMMON SHARE	(0.01)	(0.00)

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended July 31, 2018 and 2017

						Accumulated
	Common Stock			Additional		Other	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity (Deficit)

Balance - July 31, 2016	19,658,450	$1,966	$-	$71,760	$(631,977)	$-	$(558,251)
Net loss	-	-	-	-	(99,174)	-	(99,174)
Issuance of common shares for convertible promissory notes	26,696,250	2,670	-	531,255			533,925
Issuance of common shares	2,500,000,000	250,000	(3,000)	(245,000)	-		2,000
Balance - July 31, 2017	2,546,354,700	$254,636	$(3,000)	$358,015	$(731,151)	$-	$(121,500)

Issuance of common shares for cash	107,593,802	10,759	-	1,302,740	-	-	1,313,499
Issuance of common shares for digital currency	2,698,377	270	-	1,348,650	-	-	1,348,920
Issuance of common shares for debt settlement	39,218,285	3,922	-	13,670,828	-	-	13,674,750
Cancellation of common shares	(2,000,000,000)	(200,000)	-	200,000	-	-	-
Other comprehensive loss	-	-	-	-	-	(53,996)	(53,996)
Net loss	-	-	-	-	(13,620,308)	-	(13,620,308)
Balance - July 31, 2018	695,865,164	$69,587	$(3,000)	$16,880,233	$(14,351,459)	$(53,996)	$2,541,365

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

	Years Ended
	July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,620,308)	$(99,174)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	15,050	-
Loss on settlement of debt	13,282,567	-
Changes in operating assets and liabilities:
Accounts receivable	(368,079)	-
Prepaid expenses and deposits	(36,650)	-
Deferred revenue	20,500
Accounts payable and accrued liabilities	214,831	99,274
Net cash provided by (used in) operating activities	(492,089)	100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(152,287)
Net cash used in investing activities	(152,287)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,313,499	-
Loans from related party	434,355	-
Repayment to related party	(49,036)	-
Net cash provided by financing activities	1,698,818	-

Effects on changes in foreign exchange rate	10,130	-

Net increase in cash and cash equivalents	1,064,572	100
Cash and cash equivalents - beginning of period	100	-
Cash and cash equivalents - end of period	$1,064,672	$100

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note exchanged for due to related parties	$152,973	$-
Common Shares issued to settle amounts due to related parties	$13,674,750	$-
Common Stock Subscribed	$-	$3,000
Conversion of Related Party Debt to Common Stock	$-	$533,925
Expenses Paid by Related Party	$48,679	$96,212
Common Shares issued for digital currency	$1,348,920	$-
Contribution of Capital to Pay for Expenses on Behalf of the Company – related party	$-	$2,000

See accompanying notes to the audited consolidated financial statements

Toga Limited

Notes to the Consolidated Financial Statements

July 31, 2018 and July 31, 2017

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations. The Company continued operations under the name Toga Ltd.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technology Sdn. Bhd. (“TOGL”) in Malaysia on September 26, 2017.

On May 28, 2018, the Company’s wholly-owned subsidiary TOGL formed a branch office in Taiwan.

The Company incorporated a wholly-owned subsidiary, PT Toga International Indonesia (“PT Toga”) in Indonesia on November 23, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a July 31 fiscal year end.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology Sdn. Bhd., and PT Toga International Indonesia. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan office.

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

Goodwill and Other Intangible Assets – digital currency

We account for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Malaysian Ringgit. All transactions initiated in Malaysian Ringgit are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

1)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
2)	Equity at historical rates.
3)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

	July 31,	July 31,
	2018	2017

Spot MYR: USD exchange rate	$0.2460	n/a
Average MYR: USD exchange rate	$0.2489	n/a
Spot NTD: USD exchange rate	$0.0326	n/a
Average NTD: USD exchange rate	$0.0330	n/a
Spot IDR: USD exchange rate	$0.000069	n/a
Average IDR: USD exchange rate	$0.000072	n/a

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Revenue Recognition

The Company currently generates revenue through development for advertising using a custom-built advertising feature that matches client advertising requirements. Advertisements are created in batches, and completed/invoices in monthly batches. In addition, the Company generates revenue through management fees and information technology fees.

The Company recognizes revenues on contracts with customers in accordance with the ASC 605, including performing the following: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company only records revenue when all of these criteria are met.

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

•	Durable Mix Sdn Bhd: 45%,
•	AGEL Enterprise International Sdn Bhd: 43%
•	Others: 12%

Concentration of Revenue by Country:

-	Malaysia (TOGL Technology Sdn. Bhd): 100%
-	Indonesia (PT Toga International Indonesia): 0%
-	United States (Toga Limited): 0%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the entity to fulfil the sales obligation and the entity from which the actual service is provided.

These consolidated financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology Sdn. Bhd., and PT Toga International Indonesia. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan office.

Amounts that have been received by the Company, for which the Company has not yet met all of the revenue recognition criteria in accordance with ASC 605, have been recorded as deferred revenue $20,500 was revenue for a customer in Malaysia, Mazutex. This revenue has not met the criteria for revenue recognition and has been recognized as deferred revenue.

Accounts Receivable

The Company’s accounts receivable balance is related to advertising through TOGL. Accounts receivable are recorded in accordance with ASC 310 – Receivables. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the company has not deemed it necessary to reserve for doubtful accounts at this time.

As of July 31, 2018, the Company’s accounts receivable are concentrated 83% with Durable Mix Sdn Bhd, and 11% with Mazutex Sdn Bhd.

As of July 31, 2018, the Company’s accounts receivable are concentrated 100% in Malaysia (TOGL Technology Sdn. Bhd).

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-08 Collaborative Arrangements (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 Revenue from Contracts with Customers. The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with a collaborative arrangement participants that are not directly related to sales to third parties. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and therefore does not currently expect the adoption of this standard to have a material effect on its Consolidated Financial Statements. The Company plans to adopt this ASU either on the effective date of January 1, 2020 or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within this ASU.

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of July 31, 2018.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, through July 31, 2018, has not yet generated net income for any fiscal year and has accumulated deficit, has incurred net losses, has nominal assets and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is partially dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. The Company did enter into a subscription agreement whereby Toga Capital agreed to purchase up to 1.2 billion shares of the Company’s common stock at a subscription price of USD$0.01 per share for an aggregate purchase price of Twelve Million USD ($12,000,000); however, the fulfilment of this funding is not guaranteed.

NOTE 4. INTANGIBLE ASSET - DIGITAL CURRENCY

During the year ended July 31, 2018, the Company issued 2,698,377 shares of common stock at $0.50 per share for digital currency valued at $1,348,920. As of July 31, 2018 and 2017, the Company has digital currency of $1,348,920 and $0, respectively.

Digital currencies are nonfinancial assets that lack physical substance. We believe that digital currencies meet the definition of indefinite-lived intangible assets

We completed an evaluation of digital currency at July 31, 2018 and recognized no impairment loss during the year ended July 31, 2018.

NOTE 5. RELATED PARTY TRANSACTIONS

On September 30, 2017, the Company issued a note payable in the amount of $152,973 to Toga Capital Sdn. Bhd. (“Toga Capital”), which is partially owned by an officer and director of the Company, for repayment of amounts due to related parties of $152,973. The note is a 2% interest bearing promissory note that is payable on September 30, 2018.

During the year ended July 31, 2018, the Company issued 15,335,515 shares of common stock with a fair value of $2,453,683 to repay the note payable of $152,973 and accrued interest of $383. As a result, the Company recorded a loss on settlement of debt of $2,300,327.

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company.  The Company has outstanding notes payable to related party who is a Company’s director, of $24,126 and $24,126 as of July 31, 2018 and July 31, 2017, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the year ended July 31, 2018 and 2017, the Company borrowed a total amount of $434,355 and $0 from a related party, Toga Capital, and repaid $49,036 and $0, respectively.

During the year ended July 31, 2018 and 2017, total expenses paid directly by a related party, Toga Capital, on behalf of the Company were $48,679 and $96,212, respectively.

During the year ended July 31, 2018 and 2017, the Company purchased property and equipment of $25,218 and $0 from a related party, Toga Capital, respectively.

During the year ended July 31, 2018 and 2017, the Company issued 23,882,770 shares of common stock with a fair value of $11,221,067 to repay due to related party, Toga Capital, of $238,828. As a result, the Company recorded a loss on settlement of debt of $10,982,240.

As at July 31, 2018 and 2017, $186,390 and $96,212 is due to a related party, Toga Capital, respectively. The amount is non-interest bearing, unsecured and due on demand.

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

NOTE 6. CONVERTIBLE NOTES PAYABLE

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

On January 6, 2017, the Company’s sole director entered into an agreement to convert the total amount of outstanding convertible notes payable of $523,916 for a total of 26,195,800 shares of common stock (post-split). On January 6, 2017, the Company’s sole director entered into an agreement to convert the $10,009 of non-interest bearing, due on demand loans for a total of 500,450 shares of common stock. As of July 31, 2018, and 2017, the balance of convertible notes payable to related party is $0.

NOTE 7. EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001.

As of July 31, 2018, and 2017, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 10,000,000,000 shares of common stock at a par value of $0.0001.

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

During the year ended July 31, 2018, the Company issued common stock, as follows:

•	84,029,292 shares of common stock for $842,209 to Toga Capital, a company that is partially owned by an officer and director of the Company, at a price of $0.01 per share.
•	15,335,515 shares of common stock with a fair value of $2,453,683 as settlement of a note payable due to a related party of $152,973 and accrued interest of $383.
•	23,882,770 shares of common stock with a fair value of $11,221,067 as settlement of due to a related party of $238,828.
•	23,564,510 shares of common stock for $471,290 to AGEL Enterprise International Sdn Bhd, at a price of $0.02 per share.
•	2,698,377 shares of common stock at $0.50 per share for digital currency valued at $1,348,920

On July 6, 2018, three majority shareholders of the Company canceled a total of 2,000,000,000 shares of common stock without consideration for such cancelation.

During the year ended July 31, 2017, the Company issued common stock, as follows:

•	On January 6, 2017, the Company’s sole director entered into an agreement to convert the $10,009 of non-interest bearing, due on demand loans for a total of 10,009 shares of common stock.
•	On November 1, 2016, the Company issued 2,500,000,000 common shares to three individuals. A total of 1,000,000,000 shares were issued to the Company’s sole director. The price per share per the share issuance is $0.0001. As of July 31, 2018, an amount of $2,000 has been recorded as a contribution of capital from a related party, and the remaining $3,000 has been recorded as common stock subscribed.
•	26,696,250 shares of common stock for conversion of debt (see note 6)

As of July 31, 2018 and 2017, 695,865,164 and 2,546,354,700 shares of the Company’s common stock were issued and outstanding, respectively.

NOTE 8. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities due to accumulated net losses. We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax.

For the fiscal year ended July 31, 2018, no taxable income was generated. All tax years since inception are open for review. The Company had a net loss of $13,620,308 for the year ended July 31, 2018 and $99,174 for the same period in 2017. As of July 31, 2018, the Company’s net operating loss carry forward was approximately $1,060,000, which will begin to expire in year 2036.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended July 31, 2018. The Company’s financial statements for the year ended July 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21%, Malaysia’s corporate tax rate of 24%, Indonesia’s corporate tax rate of 25% as well as other changes.

The components of income tax expense benefit are as follows:

Years Ended
July 31,
	2018	2017

US Federal	$-	$-
State	-	-
Foreign taxes	-	-
Total	$-	$-

The reconciliation of income tax expense at the blended U.S. statutory rate of 27%, to the Company’s effective tax rate is as follows:

	Years Ended
	July 31,
	2018	2017
Federal income tax benefit attributable to:
Net loss (benefit) at Federal Statutory rate (35% for 2017)	$3,677,000	$35,000
Non-deductible expenses, including losses on debt settlement	(3,586,000)	(900)
Foreign taxes	-	-
State taxes	-	-
Effect of change in statutory rate	(98,200)	-
Change in valuation allowance	7,200	34,100
Total tax provision	$-	$-

There were no significant foreign tax losses or income to date.

The significant components of deferred tax assets are as follows:

	July 31,	July 31,
	2018	2017

Net operating loss carryforwards at tax rates in effect at period end	$226,600	$233,800
Less: valuation allowance	(226,600)	(233,800)
Total deferred tax asset	$-	$-

NOTE 9. OTHER INCOME

Other income for the year ended July 31, 2018 was $205,748, and $0 for the year ended July 31, 2017.

Other income of $205,748 for the year ended July 31, 2018 was generated through real estate commissions.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to July 31, 2018, the Company issued 103,967,474 shares of common stock at a price of $0.02 per share.

Subsequent to July 31, 2018, the Company issued 5,773,802 common shares to employees as stock based compensation.

Subsequent to July 31, 2018, the Company issued 87,911,955 shares of common stock at $.02 per share in exchange for digital currency.

The Company is currently in the process of forming a new branch office in the Philippines.

On October 17, 2018, TOGL entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real property. In furtherance to the purchase of that certain real property, the Company entered into a Subscription Agreement with Mammoth dated November 29, 2018 for the purchase of 4,704,763 shares of the Company’s common stock for an aggregate purchase price of $3,999,048.55 remitted by Mammoth in the form of legal title to those certain portions of real property. On February 7, 2019, the Company issued such shares in the name of Mammoth Empire Estates Sdn. Bhd. and delivered to a law firm in Kuala Lumpur, Malaysia to hold in escrow pending completion of the transfer of title to the Company.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of July 31, 2018, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of July 31, 2018.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and therefore is not otherwise included in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending July 31, 2018, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of the directors and executive officers as of July 31, 2018:

NAME	AGE	POSITION

Michael Toh Kok Soon	32	President, Chief Executive Officer, Chief Financial Officer and Director
Liew Choon Fook	67	Secretary and Director
Tan See Kuy	62	Director
Lim Jun Hao	29	Director
Ng Boon Chee	33	Director

Michael Toh Kok Soon: Mr. Toh is the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  From December 2015 to February 2018, Mr. Toh was the CEO of Toga Capital Sdn Bhd (“Toga Capital”), a Malaysian consultancy services and customer support services company which focuses on the field of internet technologies, real estate & property development, and information and communications technology research and development of internet-based platforms, helping companies with potential business ideas into successful enterprises.

From January 2013 to December 2015, Mr. Toh formed Gen Five Global, a Celcom authorized dealer which opened 14 branches throughout Malaysia. Prior to that, he was a global distributor representative at Leroy International, an organization that revolutionized the health industry with a new product utilizing German technology.

Mr. Toh holds a Bachelor of Engineering (Hons.) Electronics degree majoring in Telecommunications from the Multimedia University, Melaka, Malaysia. Telecommunications engineering is a branch of engineering which combines the disciplines of electronics, communications and computer science to design, develop, improve and maintain telecommunications systems.

Lim Jun Hao: Mr. Lim is currently the Company’s Chief Operating Officer and a member of the Company’s Board of Directors. From December 2015 to April 2018, Mr. Lim was a co-founder and the Chief Operating Officer of Toga Capital, with a focus on internet technologies, IT R&D of internet-based platforms and assisting companies with potential business ideas into a successful enterprise. From January 2014 to December 2015, Mr. Lim was the founder and Chief Operating Officer of MBIT Engineering Sdn. Bhd., a Malaysia corporation. As the Chief Operating Officer, Mr. Lim supplied building materials for residential, multi-family and commercial properties. Mr. Lim through MBIT developed hi-tech engineering products, powered quality and energy management systems and provided total solutions for the electrical industry.

Tan See Kuy: Mr. Tan is the Company’s General Managing Director and a member of the Company’s Board of Directors. Prior to joining Toga Limited, in August 2016, Mr. Tan was the CEO and a member of the Board of Directors of VW Win Century, Inc., an SEC registered company which trades on Pink Sheets. Mr. Tan is also the Group General Manager of the Company and is responsible for the general management of the Company since 2017. In January 2016, Mr. Tan was appointed President of EmcoHanover Group, a company located in Asian Pacific Region. From July 2011 to 2015, Mr. Tan served as the CEO and a member of the Board of Directors of Glow Holdings, Inc., an SEC registered company trading on Pink Sheets and located in Irvine, California.

In 1998 Mr. Tan received a Diploma in Marketing from the Royal Institute of Marketing in England. In 2006 Mr. Tan was an Ambassador for Peace from the Universal Peace Federation. In 2007, Mr. Tan received a Doctorate Business Administration from Midwest Missouri University.

Ng Boon Chee: Mr. Ng is the Company’s current Chief Marketing Officer and a member of the Company’s Board of Directors. From December 2015 to December 2017, Mr. Ng was the Chief Management Officer of Toga Capital. As the Chief Management Officer, Mr. Ng managed the administrative team, led the management team and provided direction and guidance in the administrative work. From January 2013 to December 2015, Mr. Ng was an executive administrator for Leroy International in Kuala Lumpur, Malaysia. As an executive administrator, Mr. Ng coordinated office activities and operations to secure efficiency and compliance with company policies. Mr. Ng supervised administrative staff and dividing responsibilities to ensure performance. Mr. Ng was also responsible for stocking office supplies and placing orders when necessary.

Liew Choon Fook: Mr. Liew is the Company’s Secretary and a member of the Company’s Board of Directors. In September 2017, Mr. Liew was elected to the board of directors of the Company’s wholly-owned subsidiary, TOGL Technology. Mr. Liew was appointed as the Company’s Secretary on August 29, 2017 and continues to hold these positions. In December 2016, Mr. Liew was also elected to the board of directors and appointed Vice President of Operations of TogaChat Academy Philippines Inc., and continues to hold this position. From January 1996 to August 2016, Mr. Liew founded and was the sole proprietor of Megawin Consultancy Services in Kuala Lumpur, Malaysia.

In 1970, Liew Choon Fook received a Malaysian Certificate of Education from the Technical Institute in Penang, Malaysia. In 1972 Liew Choon Fook received a Higher School Certificate and University Entrance from Selwyn College in Auckland, New Zealand. In 1976 Mr. Liew received a Bachelor of Engineering (Electronics Engineering) Honors from University of Auckland, New Zealand.

Significant Employees

As of the date hereof, the Company employs one (1) significant employee, Freddy Chia, Chief Technology Officer. Mr. Chia joined Toga Limited in 2016 as an IT Manager, and has been instrumental in developing the Yippi App. Mr. Chia received his degree in Computer Science and Statistics from Tunku Abdul Rahman University in Malaysia. Mr. Chia is skilled in system analysis, design and development planning, and is tasked with the scale up and development of the Company’s IT capabilities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. For the fiscal year ended July 31, 2018, the Company’s Chief Executive Officer Toh Kok Soon filed one (1) Form 4; the Company’s director Lim Jun Hao filed one (1) Form 4; and the Company’s director Goh Seng Guan filed one (1) Form 4.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Michael Toh Kok Soon and William Liew Choon Fook are our officers and, Toh Kok Soon, Liew Choon Fook, Tan See Kuy, Lim Jun Hao and Ng Boon Chee are directors, and are subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Soon, Mr. Liew, Mr. Tan, Mr. Lim and Mr. Ng, handle the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2018 and 2017. These amounts have been presented in US dollars by converting them from Malaysian Ringgit at the exchange rate as of July 31, 2018 and 2017. Refer to Note 2 of the consolidated financial statements for exchange rates used for translation.

Name and Position	Year	Cash Compensation	Other Compensation

Michael Toh Kok Soon (1)	2017	$84,112	None
	2018	$239,331	None

Liew Choon Fook (2)	2018	$1,978	None

_______________

(1)	Michael Toh Kok is our current President, Chief Executive Officer and Chief Financial Officer.
(2)	Liew Choon Fook is our current Secretary.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of March 19, 2019 of (i) each director of our company and our executive officers, (ii) all of our officers and directors as a group, and (iii) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock. Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Our common stock is our only class of voting securities. The percentage of beneficial ownership is based on 893,422,921 shares outstanding.

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Michael Toh Kok Soon	241,195,901	27.0%
35-04, Menara Standard Chartered, Jalan Sultan Ismail, 50250 Kuala Lumpur

Lim Jun Hao	50,096,018	5.61%
18-7, 6 Ceylon, No. 6, Jalan Ceylon 50200, Kuala Lumpur, Malaysia

Ng Boon Chee	6,124,852	0.69%
Encorp Strand Residence Unit 23A-3A, Jalan PJU 5/23 Kota Damansara
47810, Selangor, Malaysia

Liew Choon Fook	21,125	0.0%
#4 Jalan SS 19/3 SS 19 Subang Jaya
47500, Selangor, Malaysia

Officers and directors as a group	297,437,896	33.29%

Goh Seng Guan	250,000,000	27.98%
B-11-3, 239, Jalan Tun Razak, IMBI 50400, Kuala Lumpur, Malaysia

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

On July 27, 2018, the Company entered into a Subscription Agreement with Ng Boon Chee, whereby Mr. Ng agreed to purchase 2,698,377 shares of the Company’s common stock at a subscription price of USD$0.50 per share, for an aggregate purchase price of USD$1,349,188.50 (the “Purchase Price”) to be paid for in Bitcoins. Mr. Ng deposited 165 Bitcoins into the Company’s e-wallet, with an agreed value equal to the Purchase Price. The Company issued 2,698,377 shares of its common stock to Ng Boon Chee pursuant to the terms of the Subscription Agreement.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Michael Toh Kok Soon, a director, would not be considered independent as he also serves as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP has served as the Company’s independent registered public accounting firm for years ended July 31, 2016 and July 31, 2017. Pinnacle Accountancy Group of Utah now serves as the Company’s independent registered public accounting firm for July 31, 2018. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended July 31, 2018 and 2017, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	MaloneBailey, LLP
	2018	2017
Audit fees	$25,200	$13,000
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$25,200	$13,000

Pinnacle Accountancy Group of Utah
2018
Audit fees	$21,000
Audit related fees	-
Tax fees	-
Other fees	-
Total Fees	$21,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

Dated: March 19, 2019	By: /s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

