Form 10-Q
period 2018-10-31
Toga Ltd
filed 2019-04-10
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

(702) 990-3578

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock outstanding as of March 28, 2019 was 900,769,427 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended October 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$1,988,720	$1,064,672
Accounts receivable, net	295,780	367,918
Prepaid expense	163,864	25,958
Total Current Assets	2,448,364	1,458,548

Property and equipment	143,676	135,706
Intangible asset - digital currency	1,348,920	1,348,920
Deposit	13,889	9,780
TOTAL ASSETS	$3,954,849	$2,952,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$364,368	$180,573
Due to related parties	133,809	186,390
Notes due to related parties	24,126	24,126
Deferred revenue	-	20,500
Total Current Liabilities	522,303	411,589

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 758,372,781 and 695,865,164 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	75,837	69,587
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	18,128,134	16,880,233
Accumulated other comprehensive loss	(81,503)	(53,996)
Accumulated deficit	(14,686,922)	(14,351,459)
Total Stockholders’ Equity	3,432,546	2,541,365
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,954,849	$2,952,954

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017

Revenue	$742,753	$-
Cost of goods sold	266,822	-
Gross profit	475,931	-

OPERATING EXPENSES
General and administrative expenses	741,303	55,617
Research and development	59,706	-
Depreciation	10,524	-
Total Operating Expenses	811,533	55,617

LOSS FROM OPERATIONS	(335,602)	(55,617)

OTHER INCOME (EXPENSE)
Interest income	174	-
Interest expense	(35)	(255)
Total Other Income (Expense)	139	(255)

Loss before Income Taxes	(335,463)	(55,872)

Income Tax Provision	-	-

NET LOSS	$(335,463)	$(55,872)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(27,507)	(346)
TOTAL COMPREHENSIVE LOSS	$(362,970)	(56,218)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	716,957,621	2,546,499,685
NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended October 31, 2018 and three months ended October 31, 2017

						Accumulated
	Common Stock			Additional		Other	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit

Balance - July 31, 2017	2,546,354,700	$254,636	$(3,000)	$358,015	$(731,151)	$-	$(121,500)

Issuance of common shares for cash	13,338,600	1,334	-	132,052	-	-	133,386
Other comprehensive loss	-	-	-	-	-	(346)	(346)
Net loss	-	-	-	-	(55,872)	-	(55,872)
Balance - October 31, 2017	2,559,693,300	$255,970	$(3,000)	$490,067	$(787,023)	$(346)	$(44,332)

						Accumulated	Total
	Common Stock			Additional		Other	Stockholders’
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance - July 31, 2018	695,865,164	$69,587	$(3,000)	$16,880,233	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	62,707,617	6,270	-	1,247,881	-	-	1,254,151
Cancellation of common shares	(200,000)	(20)	-	20	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	758,372,781	$75,837	$(3,000)	$18,128,134	$(14,686,922)	$(81,503)	$3,432,546

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

	Three Months Ended
	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,463)	$(55,872)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	10,524	-
Changes in operating assets and liabilities:
Accounts receivable	71,915	-
Prepaid expenses and deposits	(143,040)	-
Deferred revenue	(20,500)	-
Accounts payable and accrued liabilities	59,537	54,216
Net cash used in operating activities	(357,027)	(1,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,566)	-
Net cash used in investing activities	(20,566)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,254,151	133,386
Proceeds from (Repayment to) related parties	(4,213)	11,188
Net cash provided by financing activities	1,249,938	144,574

Effects on changes in foreign exchange rate	51,703	(346)

Net increase in cash and cash equivalents	924,048	142,572
Cash and cash equivalents - beginning of period	1,064,672	100
Cash and cash equivalents - end of period	$1,988,720	$142,672

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$20	$-
Note exchanged for due to related parties	$-	$152,973
Expenses Paid by Related Party	$38,225	$49,622

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Notes to the Condensed Consolidated Financial Statements

As at October 31, 2018

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations. The Company continued operations under the name Toga Limited.

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

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”) in Indonesia on November 23, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at July 31, 2018, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited consolidated financial statements included herein should be read in conjunction with the audited  consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, that was filed with the SEC on March 19, 2019. The results of operations for the three months ended October 31, 2018, are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology Sdn. Bhd., and PT. Toga International Indonesia. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan office.

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

Basic and Diluted Earnings per Share

Pursuant to the authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share due to the lack of dilutive items. At the reporting dates, there were no common stock equivalents outstanding.

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

	October 31,	October 31,
	2018	2017

Spot MYR: USD exchange rate	$0.2389	$0.2364
Average MYR: USD exchange rate	$0.2420	$0.2358
Spot NTD: USD exchange rate	$0.0323	n/a
Average NTD: USD exchange rate	$0.0325	n/a
Spot IDR: USD exchange rate	$0.000066	n/a
Average IDR: USD exchange rate	$0.000067	n/a

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

The Company recognizes revenues on contracts with customers in accordance with the ASC 606, including performing the following: (i) identify the contract, (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price, (v) recognize revenue.

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

•	Agel Enterprise International Sdn Bhd: 45%,
•	Others: 55%

Concentration of Revenue by Country:

-	Malaysia (TOGL Technology Sdn. Bhd): 92%
-	Indonesia (PT. Toga International Indonesia): 0%
-	United States (Toga Limited): 8%

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

As of October 31, 2018, the Company’s accounts receivable are concentrated 55% with Agel Enterprise International Sdn Bhd, and 26% with Fuji Avenue Sdn Bhd.

As of October 31, 2018, the Company’s accounts receivable are concentrated 92% in Malaysia (TOGL Technology Sdn. Bhd), 7% in United States (Toga Limited) and 1% in Indonesia (PT. Toga International Indonesia).

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

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of October 31, 2018.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, through October 31, 2018, has not yet generated net income for any fiscal year and has accumulated deficit and has incurred net losses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is partially dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. The Company did enter into a subscription agreement whereby Toga Capital agreed to purchase up to 1.2 billion shares of the Company’s common stock at a subscription price of USD$0.01 per share for an aggregate purchase price of Twelve Million USD ($12,000,000); however, the fulfilment of this funding is not guaranteed. The Company has also entered into a subscription agreement with Agel Enterprise International Sdn Bhd (“Agel”), whereby Agel agreed to purchase up to 1,076,752,423 shares of the Company’s common stock at a subscription price of USD$0.02 per share for an aggregate purchase price of USD$21,535,048; however, fulfilment is not guaranteed.

NOTE 4. INTANGIBLE ASSET - DIGITAL CURRENCY

During the year ended July 31, 2018, the Company issued 2,698,377 shares of common stock at $0.50 per share for digital currency valued at $1,348,920. As of October 31, 2018, and July 31, 2018, the Company has digital currency of $1,348,920 and $1,348,920, respectively.

Digital currencies are nonfinancial assets that lack physical substance. We believe that digital currencies meet the definition of indefinite-lived intangible assets

We completed an evaluation of digital currency at October 31, 2018 and recognized no impairment loss during the three months ended October 31, 2018.

NOTE 5. RELATED PARTY TRANSACTIONS

Notes due to related parties

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

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company has outstanding notes payable to related party who is a Company’s director, of $24,126 and $24,126 as of October 31, 2018 and July 31, 2018, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the three months ended October 31, 2018 and 2017, the Company borrowed a total amount of $0 and $11,188 from a related party, Toga Capital, and repaid $42,438 and $0, respectively.

During the three months ended October 31, 2018 and 2017, total expenses paid directly by a related party, Toga Capital, on behalf of the Company were $38,225 and $49,622, respectively.

During the three months ended October 31, 2018 and 2017, the Company purchased property and equipment of $20,566 and $0 from a related party, Toga Capital, respectively.

During the year ended July 31, 2018 and 2017, the Company issued 23,882,770 shares of common stock with a fair value of $11,221,067 to repay due to related party, Toga Capital, of $238,828. As a result, the Company recorded a loss on settlement of debt of $10,982,240.

As at October 31, 2018 and July 31, 2018, $133,809 and $186,390 is due to a related party, Toga Capital, respectively. The amount is non-interest bearing, unsecured and due on demand.

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

As of October 31, 2018, and July 31, 2018, no preferred shares were issued and outstanding.

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

During the three months ended October 31, 2018, the Company issued common stock, as follows:

•	62,707,617 shares of common stock for $1,254,151 to AGEL Enterprise International Sdn Bhd, at a price of $0.02 per share.

On October 29, 2018, a shareholder of the Company canceled 200,000 shares of common stock without consideration for such cancelation.

During the year ended July 31, 2018, the Company issued common stock, as follows:

•	84,029,292 shares of common stock for $842,209 to Toga Capital, a company that is partially owned by an officer and director of the Company, at a price of $0.01 per share.
•	15,335,515 shares of common stock with a fair value of $2,453,683 as settlement of a note payable due to a related party of $152,973 and accrued interest of $383.
•	23,882,770 shares of common stock with a fair value of $11,221,067 as settlement of due to a related party of $238,828.
•	23,564,510 shares of common stock for $471,290 to Agel Enterprise International Sdn. Bhd., at a price of $0.02 per share.
•	2,698,377 shares of common stock at $0.50 per share for digital currency valued at $1,348,920

As of October 31, 2018, and July 31, 2018, 758,372,781 and 695,865,164 shares of the Company’s common stock were issued and outstanding, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

On October 17, 2018, TOGL entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real property. In furtherance to the purchase of that certain real property, the Company entered into a Subscription Agreement with Mammoth dated November 29, 2018 for the purchase of 4,704,763 shares of the Company’s common stock for an aggregate purchase price of $3,999,048, valued at $0.85, the closing price of the shares on October 16, 2018, remitted by Mammoth in the form of legal title to those certain portions of real property. On February 7, 2019, the Company issued such shares in the name of Mammoth Empire Estates Sdn. Bhd. and delivered to a law firm in Kuala Lumpur, Malaysia to hold in escrow pending completion of the transfer of title to the Company.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to October 31, 2018, the Company issued 41,259,857 shares of common stock at a price of $0.02 per share.

Subsequent to October 31, 2018, the Company issued 5,773,802 common shares to employees as stock based compensation.

Subsequent to October 31, 2018, the Company issued 87,911,955 shares of common stock at $.02 per share in exchange for digital currency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Description of Business

The Company was incorporated in the State of Delaware on October 23, 2003, under the name Fashionfreakz International Inc. On December 2, 2005, the Company changed its name to Blink Couture, Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued and changed its prior business plan.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technology Sdn. Bhd. (“TOGL”) in Malaysia on September 26, 2017.

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”), in Indonesia on November 23, 2017.

In 2017, the Company developed “Yippi”, a social media app for mobile devices. The Company commenced development with the hiring of a Chief Technology Officer and development team.

The Yippi App is a messaging app with a focus on entertainment and security. It’s fast, simple, secure and free. Yippi seamlessly syncs a user’s normal messages and secret messages into one application. Users can send an unlimited number of messages, photos, and voice messages. Yippi groups allow users to send broadcasts to up to 100 contacts at a time. Users download the Yippi App through the Apple App Store, Google Play, or the Amazon App Store. Revenue is generated from selling advertising, emoji stickers, and special filters, effects and features for use within Yippi.

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

During the quarter ended October 31, 2018, the Company added two (2) games, Jump Jump and Bath the Duck, in the Games section of the Yippi App.

The Company added the following features to the Yippi App during the quarter ended October 31, 2018:

-	Send Eggs – Allows users of the Yippi App to share eggs with Y-Points, which they can use to shop, to travel, and redeem gifts, among other things.

-	WAVE – WAVE by Eostre is a third-party app that delivers frequencies and information waves specifically designed to harmonize morphic fields to the paid user. This unique feature is only available via Yippi as an energy vitalizer and enhancer from the user’s smartphone. Eostre receives 100% of the proceeds. WAVE by Eostre is used as content to attract and retain Active Users of the Yippi App.

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi. The Company commenced generating advertising revenue from Yippi during the fiscal-year ended July 31, 2018.

The Company has incorporated two wholly-owned subsidiaries, TOGL Technology Sdn Bhd and PT Toga International Indonesia.

Three-Month Period Ended October 31, 2018 Compared to 2017.

Our net loss for the three-month period ended October 31, 2018 was $335,463 compared to a net loss of $55,872 for the three-month period ended October 31, 2017.  During the three-month period ended October 31, 2018 and October 31, 2017 we generated $742,753, and $0 in revenues, respectively.

During the three-month period ended October 31, 2018, we incurred general administrative expenses of $741,303 compared to $55,617 incurred for the three-month period ended October 31, 2017. General and administrative fee expenses were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to commencing operations through subsidiaries during the three-month period ended October 31, 2018. During the three-month period ended October 31, 2018, we incurred research and development costs of $59,706.

During the three-month period ended October 31, 2018, we incurred depreciation of $10,524 compared to $0 for the three-month period ended October 31, 2017.

During the three-month period ended October 31, 2018, we recognized other income of $139 compared to other expense of $255 for the three-month period ended October 31, 2017. Other income consists of interest expense of $35 and other interest income of $174 for the three-month period ended October 31, 2018.

Plan of Operation

The Company’s current business activity does not at this time provide positive cash flow, although the Company has commenced generating revenues. During the next twelve months, we anticipate incurring costs related to:

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

Liquidity and Capital Resources

As of October 31, 2018, our total assets were $3,954,849 and our total liabilities were $522,303 comprised of accounts payable and accrued liabilities, due to related parties and notes due to related parties.

Stockholders’ equity increased from $2,541,365 as of July 31, 2018 to $3,432,546 as of October 31, 2018.

We had $1,988,720 of cash as of October 31, 2018, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $14,686,922 as of October 31, 2018 compared to accumulated deficit of $14,351,459 as of July 31, 2018. As of October 31, 2018, we had working capital of $1,926,061.

Cash Flow from Operating Activities

We have not generated significant positive cash flow from operating activities. For the three-month period ended October 31, 2018, net cash flows used in operating activities was $357,027. Net cash flows used in operating activities was $1,656 for the three-month period ended October 31, 2017.

Cash Flows from Investing Activities

During the three-month period ended October 31, 2018, we used $20,566 for purchase of property and equipment. During the three-month period ended October 31, 2017, we did not have any investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the three-month period ended October 31, 2018, net cash provided by financing activities was $1,249,938, consisting entirely of the sale of shares of our common stock. For the three-month period ended October 31, 2017, net cash from financing activities was $144,574.

Going Concern

The Company, through October 31, 2018, has not yet generated net income for any fiscal year and has an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending October 31, 2018, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarter report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Agel Enterprises International Sdn. Bhd.

During the quarter ending October 31, 2018, the Company issued a total of 62,707,617 shares of common stock at $0.02 per shares, resulting in a total of $1,254,151 cash proceeds from Agel Enterprises International Sdn. Bhd., a Malaysian corporation (“Agel”) pursuant to a Subscription Agreement entered into between the Company and Agel on May 7, 2018 (the “Agel Subscription Agreement”).

Under the Agel Subscription Agreement, Agel agreed to purchase up to 1,076,752,423 shares of the Company’s common stock at a subscription price of USD$0.02 per share for an aggregate purchase price of USD$21,535,048 (the “Purchase Price”).

No placement agent or broker dealer was used or participated in any offering or sale of the above shares.

The sales described above were made pursuant to the exemption from registration set forth in Regulation S, promulgated by the Securities Exchange Commission under the Securities Act of 1933. No underwriters were utilized in connection with the sale of securities.

The issuance of these securities was to a single “non-U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Agel is a corporation organized under the laws of Malaysia at the time of the sale of the Shares; and
•	Agel agreed to resell the Shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration.

Each certificate representing the shares of common stock contains a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the holder may not engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

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

TOGA LIMITED

DATED: April 9, 2019	By:/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

