Form 10-Q
period 2019-01-31
Toga Ltd
filed 2019-05-01
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of April 15, 2019 was 902,825,100 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended January 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$1,997,345	$1,064,672
Accounts receivable, net	77,667	367,918
Prepaid expense and other current assets	233,753	25,958
Total Current Assets	2,308,765	1,458,548

Property and equipment	248,188	135,706
Intangible asset - digital currency	5,152,600	1,348,920
Deposit	-	9,780
TOTAL ASSETS	$7,709,553	$2,952,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$421,801	$180,573
Due to related parties	208,200	186,390
Notes due to related parties	24,126	24,126
Deferred revenue	-	20,500
Total Current Liabilities	654,127	411,589

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 874,063,148 and 695,865,164 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	87,406	69,587
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	22,518,871	16,880,233
Accumulated other comprehensive loss	41,382	(53,996)
Accumulated deficit	(15,589,233)	(14,351,459)
Total Stockholders’ equity	7,055,426	2,541,365
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,709,553	$2,952,954

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenue	$856,383	$-	$1,599,136	$-
Cost of goods sold	613,391	-	880,213	-
Gross profit	242,992	-	718,923	-

OPERATING EXPENSES
General and administrative expenses	977,642	364,828	1,718,945	420,444
Research and development	12,737	-	72,443	-
Depreciation	13,139	-	23,663	-
Total Operating Expenses	1,003,518	364,828	1,815,051	420,444

LOSS FROM OPERATIONS	(760,526)	(364,828)	(1,096,128)	(420,444)

OTHER INCOME (EXPENSE)
Interest income	2,547	-	2,721	-
Interest expense	(32)	(127)	(67)	(383)
Loss on settlement of debt	-	(2,300,327)	-	(2,300,327)
Total Other Income (Expense)	2,515	(2,300,454)	2,654	(2,300,710)

Loss before Income Taxes	(758,011)	(2,665,282)	(1,093,474)	(2,721,154)

Income Tax Provision	(144,300)	-	(144,300)	-

NET LOSS	$(902,311)	$(2,665,282)	$(1,237,774)	$(2,721,154)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	122,885	13,103	95,378	12,757
TOTAL COMPREHENSIVE LOSS	$(779,426)	$(2,652,179)	$(1,142,396)	$(2,708,397)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	802,225,012	2,604,216,889	780,298,896	2,581,955,094
NET LOSS PER COMMON SHARE	(0.00)	(0.00)	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the six month and three month periods ended January 31, 2019

(Unaudited)

						Accumulated
				Additional		Other	Total
	Common Stock		Subscription	Paid-in	Accumulated	Comprehensive	Stockholders’
	Number of Shares	Amount	Receivable	Capital	Deficit	Income (Loss)	Equity

Balance - July 31, 2018	695,865,164	$69,587	$(3,000)	$16,880,233	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	62,707,617	6,270	-	1,247,881	-	-	1,254,151
Cancellation of common shares	(200,000)	(20)	-	20	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	758,372,781	$75,837	$(3,000)	$18,128,134	$(14,686,922)	$(81,503)	$3,432,546
Issuance of common shares for cash	29,931,211	2,993	-	595,633	-	-	598,626
Issuance of common shares for digital currency	85,759,156	8,576	-	3,795,104	-	-	3,803,680
Cancellation of common shares	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	122,885	122,885
Net loss	-	-	-	-	(902,311)	-	(902,311)
Balance - January 31, 2019	874,063,148	$87,406	$(3,000)	$22,518,871	$(15,589,233)	$41,382	$7,055,426

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the six month and three month periods ended January 31, 2018

(Unaudited)

						Accumulated
				Additional		Other	Total
	Common Stock		Subscription	Paid-in	Accumulated	Comprehensive	Stockholders’
	Number of Shares	Amount	Receivable	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance - July 31, 2017	2,546,354,700	$254,636	$(3,000)	$358,015	$(731,151)	$-	$(121,500)

Issuance of common shares for cash	13,338,600	1,334	-	132,052	-	-	133,386
Other comprehensive loss	-	-	-	-	-	(346)	(346)
Net loss	-	-	-	-	(55,872)	-	(55,872)
Balance - October 31, 2017	2,559,693,300	$255,970	$(3,000)	$490,067	$(787,023)	$(346)	$(44,332)
Issuance of common shares for cash	50,000,000	5,000	-	495,000	-	-	500,000
Issuance of common shares for conversion	15,335,515	1,534	-	2,452,149	-	-	2,453,683
Other comprehensive income	-	-	-	-	-	13,103	13,103
Net loss	-	-	-	-	(2,665,282)	-	(2,665,282)
Balance - January 31, 2018	2,625,028,815	$262,504	$(3,000)	$3,437,216	$(3,452,305)	$12,757	$257,172

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,237,774)	$(2,721,154)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	23,663	-
Loss on settlement of debt	-	2,300,327
Changes in operating assets and liabilities:
Accounts receivable	290,180	-
Prepaid expenses and other current assets	(193,019)	(23,945)
Deferred revenue	(20,500)	-
Accounts payable and accrued liabilities	252,794	121,173
Net cash used in operating activities	(884,656)	(323,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(134,919)	-
Net cash used in investing activities	(134,919)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,852,777	633,386
Proceeds from (Repayment to) related parties	78,334	1,089,324
Repayment to related party	(56,524)	(852,001)
Net cash provided by financing activities	1,874,587	870,709

Effects on changes in foreign exchange rate	77,661	24,582

Net increase in cash and cash equivalents	932,673	571,692
Cash and cash equivalents - beginning of period	1,064,672	100
Cash and cash equivalents - end of period	$1,997,345	$571,792

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$20	$-
Note exchanged for due to related parties	$-	$152,973
Common Shares issued to settle related party note payable	$-	$153,356
Expenses Paid by Related Party	$-	$50,868
Common shares issued for digital currency	$3,803,680	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Notes to the Condensed Consolidated Financial Statements

January 31, 2019

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

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”) in Indonesia on November 23, 2017.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at July 31, 2018, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, that was filed with the SEC on March 19, 2019. The results of operations for the six months ended January 31, 2019, are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology Sdn. Bhd., and PT. Toga International Indonesia. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan office.

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

	January 31,	January 31,
	2019	2018

Spot MYR: USD exchange rate	$0.2443	$0.2560
Average MYR: USD exchange rate	$0.2413	$0.2461
Spot NTD: USD exchange rate	$0.0325	n/a
Average NTD: USD exchange rate	$0.0325	n/a
Spot IDR: USD exchange rate	$0.000072	n/a
Average IDR: USD exchange rate	$0.000068	n/a

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

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

•	Agel Enterprise International Sdn Bhd: 42%,
•	Others: 58%

Concentration of Revenue by Country:

-	Malaysia (TOGL Technology Sdn. Bhd): 92%
-	Indonesia (PT. Toga International Indonesia): 0%
-	United States (Toga Limited): 8%

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

As of January 31, 2019, the Company’s accounts receivable are concentrated 97% with Agel Enterprise International Sdn Bhd.

As of January 31, 2019, the Company’s accounts receivable are concentrated 74% in Malaysia (TOGL Technology Sdn. Bhd), 26% in United States (Toga Limited).

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

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of January 31, 2019.

NOTE 3. GOING CONCERN

The accompanying unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company, through January 31, 2019, has not yet generated net income for any fiscal year and has accumulated deficit and has incurred net losses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. INTANGIBLE ASSET - DIGITAL CURRENCY

During the six months ended January 31, 2019, the Company issued 85,759,156 shares of common stock at $0.044 per share for digital currency valued at $3,803,680.

During the year ended July 31, 2018, the Company issued 2,698,377 shares of common stock at $0.50 per share for digital currency valued at $1,348,920.

As of January 31, 2019, and July 31, 2018, the Company has digital currency of $5,152,600 and $1,348,920, respectively.

Digital currencies are nonfinancial assets that lack physical substance. We believe that digital currencies meet the definition of indefinite-lived intangible assets

We complete an evaluation of digital currency on an annual basis.  As of the date of the last evaluation no impairment loss was recognized.

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

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company has outstanding notes payable to related party who is a Company’s director, of $24,126 and $24,126 as of January 31, 2019 and July 31, 2018, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the six months ended January 31, 2019 and 2018, the Company borrowed a total amount of $0 and $1,089,324 from a related party, Toga Capital, and repaid $56,524 and $852,001, respectively.

During the six months ended January 31, 2019 and 2018, total expenses paid directly by a related party, Toga Capital, on behalf of the Company were $65,925 and $50,868, respectively.

During the six months ended January 31, 2019 and 2018, total expenses paid directly by the Director of the Company, on behalf of the Company were $12,409 and $0, respectively.

As at January 31, 2019 and July 31, 2018, $208,200 and $186,390 is due to a related party, Toga Capital, The amount is non-interest bearing, unsecured and due on demand.

NOTE 6. EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001.

As of January 31, 2019, and July 31, 2018, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 10,000,000,000 shares of common stock at a par value of $0.0001.

During the six months ended January 31, 2019, the Company issued common stock, as follows:

•	92,638,828 shares of common stock for cash of $1,852,777 to AGEL Enterprise International Sdn Bhd, at a price of $0.02 per share.
•	85,759,156 shares of common stock issued for $3,803,680 of digital currency (see Note 4)

On October 29, 2018, a shareholder of the Company canceled 200,000 shares of common stock without consideration for such cancelation.

As of January 31, 2019, and July 31, 2018, 874,063,148 and 695,865,164 shares of the Company’s common stock were issued and outstanding, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

In regards to the TOGL Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd (Note 7), on February 7, 2019, the Company issued 4,704,763 shares of common stock in the name of Mammoth Empire Estates Sdn. Bhd. and delivered to a law firm in Kuala Lumpur, Malaysia to hold in escrow pending completion of the transfer of title to the Company.  The shares were valued on February 7, 2019 at $0.86 per share, for an aggregate price of $4,046,096.

Subsequent to January 31, 2019, the Company issued 14,320,459 shares of common stock at a price of $0.02 per share for cash proceeds of $286,409.

Subsequent to January 31, 2019, the Company issued 5,773,802 common shares to employees as stock based compensation.

Subsequent to January 31, 2019, the Company issued 3,962,928 shares of common stock in exchange for of 22.5 bitcoins, valued at approximately $82,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On October 17, 2018, TOGL entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real property. In furtherance to the purchase of that certain real property, the Company entered into a Subscription Agreement with Mammoth dated November 29, 2018 for the purchase of 4,704,763 shares of the Company’s common stock for an aggregate purchase price of $3,999,049 remitted by Mammoth in the form of legal title to those certain portions of real property.

During the quarter ended January 31, 2019, the Company added three (3) games, Duck Run, Flappy Duck and Y Shooter, in the Games section of the Yippi App.

The Company added the following feature to the Yippi App during the quarter ended January 31, 2019:

-	Official Page – Allows Yippi users to create a fan page for their own business, organization and brand to share content and connect with other Yippi users.

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi. The Company commenced generating advertising revenue from Yippi during the fiscal-year ended July 31, 2018.

The Company has incorporated two wholly-owned subsidiaries, TOGL Technology Sdn Bhd., (which includes the wholly owned subsidiary in Taiwan) and PT Toga International Indonesia.

Three-Months Ended January 31, 2019 Compared to 2018.

Our net loss for the three-month period ended January 31, 2019 was $902,311 compared to a net loss of $2,665,282 for the three-month period ended January 31, 2018. During the three-month period ended January 31, 2019 and January 31, 2018 we generated $856,383, and $0 in revenue, respectively.

During the three-month period ended January 31, 2019, we incurred general administrative expenses of $977,642 compared to $364,828 incurred for the three-month period ended January 31, 2018. General and administrative fee expenses were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to commencing operations through subsidiaries during the three-month period ended January 31, 2019. During the three-month period ended January 31, 2019, we incurred research and development costs of $12,737.

During the three-month period ended January 31, 2019, we incurred depreciation of $13,139 compared to $0 for the three-month period ended January 31, 2018.

During the three-month period ended January 31, 2019, we incurred other expenses of $2,515 compared to $2,300,454 for the three-month period ended January 31, 2018. Other expenses consists of interest income of $2,547 and interest expense of $32, for the three-month period ended January 31, 2019.  Other expenses consists of interest expense of $127 and loss on settlement of debt of $2,300,327 for the three-month period ended January 31, 2018.

Six-Months Ended January 31, 2019 Compared to 2018.

Our net loss for the six-month period ended January 31, 2019 was $1,237,774 compared to a net loss of $2,721,154 for the six-month period ended January 31, 2018. During the six-month period ended January 31, 2019 and January 31, 2018 we generated $1,599,136, and $0 in revenue, respectively.

During the six-month period ended January 31, 2019, we incurred general administrative expenses of $1,718,945 compared to $420,444 incurred for the six-month period ended January 31, 2018. General and administrative fee expenses were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to commencing operations through subsidiaries during the six-month period ended January 31, 2019. During the six-month period ended January 31, 2019, we incurred research and development costs of $72,443.

During the six-month period ended January 31, 2019, we incurred depreciation of $23,663 compared to $0 for the six-month period ended January 31, 2018.

During the six-month period ended January 31, 2019, we incurred total other expenses of $2,654 compared to $2,300,710 for the six-month period ended January 31, 2018. Other expenses consisted of interest income of $2,721 and interest expense of $67, for the six-month period ended January 31, 2019.  As compared to 2018, other expenses consisted of interest income of $0, interest expense of $383 and loss on settlement of debt of $2,300,327.

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

Liquidity and Capital Resources

As of January 31, 2019, our total assets were $7,709,553 and our total liabilities were $654,127 comprised of accounts payable and accrued liabilities, due to related parties and notes due to related parties.

Stockholders’ equity increased from $2,541,365 as of July 31, 2018 to $7,055,426 as of January 31, 2019.

We had $1,997,345 of cash as of January 31, 2019, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $15,589,233 as of January 31, 2019 compared to accumulated deficit of $14,351,459 as of July 31, 2018. As of January 31, 2019, we had working capital of $1,654,638.

Cash Flow from Operating Activities

We have not generated significant positive cash flow from operating activities. For the six-month period ended January 31, 2019, net cash flows used in operating activities was $884,656. Net cash flows used in operating activities was $323,599 for the six-month period ended January 31, 2018.

Cash Flows from Investing Activities

During the six-month period ended January 31, 2019, we used $134,919 for purchase of property and equipment. During the three-month period ended January 31, 2018, we did not have any investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the six-month period ended January 31, 2019, net cash provided by financing activities was $1,874,587, consisting of $1,852,777 from shares issued for cash and $78,334 proceeds from related parties, and repayments to related parties of $56,524. For the six-month period ended January 31, 2018, net cash from financing activities was $870,709, consisting of proceeds from the issuance of common stock of $633,386, proceeds from related parties of $1,089,324, and repayments to related parties of $852,001.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2018, relative to our ability to continue as a going concern. The Company, through January 31, 2019, has not yet generated net income for any fiscal year and has accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending January 31, 2019, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Agel Enterprises International Sdn. Bhd.

During the quarter ending January 31, 2019, the Company issued a total of 29,931,211 shares of common stock at $0.02 per shares, resulting in a total of $598,626 cash proceeds from Agel Enterprises International Sdn. Bhd., a Malaysian corporation (“Agel”) pursuant to a Subscription Agreement entered into between the Company and Agel on May 7, 2018 (the “Agel Subscription Agreement”).

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

TOGA LIMITED

DATED: May 1, 2019	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

