Form 10-Q
period 2019-04-30
Toga Ltd
filed 2019-06-18
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

The number of shares of the issuer’s common stock outstanding as of June 7, 2019 was 90,730,758 shares, par value $0.0001 per share (such number of shares outstanding reflects the result of a 10 for 1 reverse split of the Registrant’s issued and outstanding shares effective in the market on June 5, 2019).

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended April 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$2,817,300	$1,064,672
Accounts receivable, net	13,652	367,918
Accounts receivable - related party, net	204,538	-
Prepaid expense and other current assets	346,812	25,958
Inventories	206,107	-
Total Current Assets	3,588,409	1,458,548

Property and equipment, net	327,265	135,706
Intangible asset - digital currency	5,231,858	1,348,920
Deposit	-	9,780
TOTAL ASSETS	$9,147,532	$2,952,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$761,855	$180,573
Due to related parties	192,473	186,390
Notes due to related parties	24,126	24,126
Deferred revenue	676,559	20,500
Income tax payable	205,655	-
Total Current Liabilities	1,860,668	411,589

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 89,812,036 and 69,586,517 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	8,981	6,959
Common stock subscribed; 3,000,000 common shares	(3,000)	(3,000)
Additional paid-in capital	29,727,147	16,942,861
Accumulated other comprehensive loss	(80,403)	(53,996)
Accumulated deficit	(22,365,861)	(14,351,459)
Total Stockholders’ Equity	7,286,864	2,541,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,147,532	$2,952,954

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Revenue	$2,511,408	$73,988	$3,432,354	$73,988
Revenue from related party	592,624	-	1,270,814	-
Total Revenue	3,104,032	73,988	4,703,168	73,988

Cost of goods sold	1,700,357	78,218	2,580,570	78,218
Gross profit	1,403,675	(4,230)	2,122,598	(4,230)

OPERATING EXPENSES
General and administrative expenses	1,169,397	431,262	2,888,342	851,706
Stock based compensation	6,805,297	-	6,805,297	-
Research and development	66,699	-	139,142	-
Depreciation	18,311	3,356	41,974	3,356
Total Operating Expenses	8,059,704	434,618	9,874,755	855,062

LOSS FROM OPERATIONS	(6,656,029)	(438,848)	(7,752,157)	(859,292)

OTHER INCOME (EXPENSE)
Interest income	4,112	-	6,833	-
Interest expense	(118)	-	(185)	(383)
Loss on settlement of debt	-	-	-	(2,300,327)
Total Other Income (Expense)	3,994	-	6,648	(2,300,710)

Loss before Income Taxes	(6,652,035)	(438,848)	(7,745,509)	(3,160,002)

Income Tax Provision	(124,593)	-	(268,893)	-

NET LOSS	$(6,776,628)	$(438,848)	$(8,014,402)	$(3,160,002)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(121,785)	(116,585)	(26,407)	(103,828)
TOTAL COMPREHENSIVE LOSS	$(6,898,413)	$(555,433)	$(8,040,809)	$(3,263,830)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	89,036,190	263,308,592	80,222,349	262,765,549
NET LOSS PER COMMON SHARE	(0.08)	(0.00)	$(0.10)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended April 30, 2019

(Unaudited)

						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	Stockholders’ Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	$7,584	$(3,000)	$18,196,387	$(14,686,922)	$(81,503)	$3,432,546
Issuance of common shares for cash	2,993,121	299	-	598,327	-	-	598,626
Issuance of common shares for digital currency	8,575,916	857	-	3,802,823	-	-	3,803,680
Other comprehensive income	-	-	-	-	-	122,885	122,885
Net loss	-	-	-	-	(902,311)	-	(902,311)
Balance - January 31, 2019	87,406,316	$8,740	$(3,000)	$22,597,537	$(15,589,233)	$41,382	$7,055,426
Issuance of common shares for cash	1,226,479	123	-	245,173	-	-	245,296
Issuance of common shares for digital currency	396,293	40	-	79,218	-	-	79,258
Issuance of common shares for compensation	782,948	78	-	6,805,219	-	-	6,805,297
Other comprehensive income	-	-	-	-	-	(121,785)	(121,785)
Net loss	-	-	-	-	(6,776,628)	-	(6,776,628)
Balance - April 30, 2019	89,812,036	$8,981	$(3,000)	$29,727,147	$(22,365,861)	$(80,403)	$7,286,864

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the nine months ended April 30, 2018

(Unaudited)

						Accumulated
						Other	Total
	Common Stock			Additional		Comprehensive	Stockholders’
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)

Balance - July 31, 2017	254,635,470	$25,464	$(3,000)	$587,187	$(731,151)	$-	$(121,500)

Issuance of common shares for cash	1,333,860	133	-	133,253	-	-	133,386
Other comprehensive loss	-	-	-	-	-	(346)	(346)
Net loss	-	-	-	-	(55,872)	-	(55,872)
Balance - October 31, 2017	255,969,330	$25,597	$(3,000)	$720,440	$(787,023)	$(346)	$(44,332)
Issuance of common shares for cash	5,000,000	500	-	499,500	-	-	500,000
Issuance of common shares for settlement of related party debt	1,533,552	153	-	2,453,530	-	-	2,453,683
Other comprehensive income	-	-	-	-	-	13,103	13,103
Net loss	-	-	-	-	(2,665,282)	-	(2,665,282)
Balance - January 31, 2018	262,502,882	$26,250	$(3,000)	$3,673,470	$(3,452,305)	$12,757	$257,172
Issuance of common shares for cash	2,069,069	207	-	206,701	-	-	206,908
Other comprehensive income	-	-	-	-	-	(116,585)	(116,585)
Net loss	-	-	-	-	(438,848)	-	(438,848)
Balance - April 30, 2018	264,571,951	$26,457	$(3,000)	$3,880,171	$(3,891,153)	$(103,828)	$(91,353)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,014,402)	$(3,160,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,974	3,356
Stock based compensation	6,805,297	-
Loss on settlement of debt	-	2,300,327
Changes in operating assets and liabilities:
Accounts receivable	149,702	(59,043)
Inventories	(205,406)	-
Prepaid expenses and other current assets	(309,220)	(46,694)
Deferred revenue	643,336	212,998
Accounts payable and accrued liabilities	787,558	121,638
Net cash used in operating activities	(101,161)	(627,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(198,017)	(62,558)
Net cash used in investing activities	(198,017)	(62,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,098,073	840,294
Proceeds from related parties	126,813	1,430,620
Repayment to related party	(74,927)	(1,055,333)
Net cash provided by financing activities	2,149,959	1,215,581

Effects on changes in foreign exchange rate	(98,153)	(52,017)

Net increase in cash and cash equivalents	1,752,628	473,586
Cash and cash equivalents - beginning of period	1,064,672	100
Cash and cash equivalents - end of period	$2,817,300	$473,686

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of common stock	$2	$-
Note exchanged for due to related parties	$-	$152,973

Common stock issued for digital currency	$3,882,938	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Notes to the Condensed Consolidated Financial Statements

April 30, 2019

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

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”) in Indonesia on November 23, 2017.

The Company’s wholly-owned subsidiary TOGL formed a wholly-owned subsidiary Toga Vietnam Company Limited (“Toga Vietnam”) in Vietnam on January 15, 2019.

On May 8, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended Article IV of its Articles of Incorporation by decreasing the Company’s authorized number of shares of common stock from ten billion (10,000,000,000) shares to one billion (1,000,000,000) shares and decreasing its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held (“10-1 Reverse Split”). The Company’s Board of Directors approved this amendment on April 24, 2019.

On May 17, 2019, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the 10-1 Reverse-Split and share decrease be effected in the market. All share and per share information in these consolidated financial statements retroactively reflect this stock distribution.

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

The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, that was filed with the SEC on March 19, 2019. The results of operations for the nine months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology Sdn. Bhd., and PT. Toga International Indonesia. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan and Vietnam office.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Malaysian Ringgit. All transactions initiated in Malaysian Ringgit, New Taiwan dollar and Vietnamese dong, and Indonesian rupiah are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

1)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
2)	Equity at historical rates.
3)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income. Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

	Nine months ended	Year ended	Nine months ended
	April 30,	July 31,	April 30,
	2019	2018	2018
Spot MYR: USD exchange rate	$0.2417	$0.2460		$0.2550
Average MYR: USD exchange rate	$0.2443	$0.2489		$0.2562
Spot NTD: USD exchange rate	$0.0323	$0.0326	$	n/a
Average NTD: USD exchange rate	$0.0324	$0.0330	$	n/a
Spot IDR: USD exchange rate	$0.000070	$0.000069	$	n/a
Average IDR: USD exchange rate	$0.000069	$0.000072	$	n/a
Spot VND: USD exchange rate	$0.000043	$ n/a	$	n/a
Average VND: USD exchange rate	$0.000043	$ n/a	$	n/a

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

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

•	Agel Enterprise International Sdn Bhd: 27%,
•	Others: 73%

Concentration of Revenue by Country:

-	Malaysia (TOGL Technology Sdn. Bhd): 54%
-	Indonesia (PT. Toga International Indonesia): 42%
-	United States (Toga Limited): 4%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the entity to fulfil the sales obligation and the entity from which the actual service is provided.

Accounts Receivable

The Company’s accounts receivable balance is related to advertising through TOGL. Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of April 30, 2019, the Company’s accounts receivable are concentrated 94% with Agel Enterprise International Sdn Bhd.

As of April 30, 2019, the Company’s accounts receivable are concentrated 91% in Malaysia (TOGL Technology Sdn. Bhd) and 9% in United States (Toga Limited).

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-08 “Collaborative Arrangements” (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 “Revenue from Contracts with Customers.” The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with a collaborative arrangement participants that are not directly related to sales to third parties. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and therefore does not currently expect the adoption of this standard to have a material effect on its Consolidated Financial Statements. The Company plans to adopt this ASU either on the effective date of January 1, 2020 or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within this ASU.

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of April 30, 2019.

NOTE 3. GOING CONCERN

The accompanying unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company, through April 30, 2019, has not yet generated net income for any fiscal year and has accumulated deficit and has incurred net losses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is partially dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. The Company did enter into a subscription agreement whereby Toga Capital agreed to purchase up to 120 million shares of the Company’s common stock at a subscription price of $0.10 per share for an aggregate purchase price of Twelve Million USD ($12,000,000); however, the fulfilment of this funding is not guaranteed. The Company has also entered into a subscription agreement with Agel Enterprise International Sdn Bhd (“Agel”), whereby Agel agreed to purchase up to 107,675,242 shares of the Company’s common stock at a subscription price of $0.20 per share for an aggregate purchase price of $21,535,048; however, fulfilment is not guaranteed.

NOTE 4. PROPERTY AND EQUIPMENT

As of April 30, 2019 and July 31, 2018, the balance of property and equipment represented consisted of the followings:

	April 30,	July 31,
	2019	2018
Renovation	$143,695	$85,362
Fixtures and Furniture	68,005	38,046
Tools and Equipment	78,575	20,796
Vehicles	66,951	-
Computer Equipment	23,612	5,798
	380,838	150,002
Accumulated depreciation	(53,573)	(14,296)
Total	$327,265	$135,706

Depreciation expense for the nine months ended April 30, 2019 and 2018 was $41,974 and $3,356, respectively.

During the nine months ended April 30, 2019 and 2018, the Company acquired property and equipment of $198,017 and $62,558, respectively.

NOTE 5. INTANGIBLE ASSET - DIGITAL CURRENCY

During the nine months ended April 30, 2019, the Company issued 8,972,209 shares of common stock at $0.43 for digital currency valued at $3,882,938.

During the year ended July 31, 2018, the Company issued 269,838 shares of common stock at $5.00 per share for digital currency valued at $1,348,920.

As of April 30, 2019, and July 31, 2018, the Company had digital currency of $5,231,858 and $1,348,920, respectively.

Digital currencies are nonfinancial assets that lack physical substance. We believe that digital currencies meet the definition of indefinite-lived intangible assets

We complete an evaluation of digital currency on an annual basis. As of the date of the last evaluation no impairment loss was recognized.

NOTE 6. RELATED PARTY TRANSACTIONS

Revenue and accounts receivable

During the nine months ended April 30, 2019, the Company recorded revenue of $1,270,814, included in revenue from Agel Enterprise International Sdn Bhd (“Agel”). who owns more than 10% of the Company’s common stock. As of April 30, 2019, the Company recorded accounts receivable from Agel of $204,538.

Notes due to related parties

On September 30, 2017, the Company issued a note payable in the amount of $152,973 to Toga Capital Sdn. Bhd. (“Toga Capital”), which is partially owned by an officer and director of the Company, for repayment of amounts due to related parties of $152,973. The note is a 2% interest bearing promissory note that is payable on September 30, 2018.

During the year ended July 31, 2018, the Company issued 1,533,552 shares of common stock with a fair value of $2,453,683 to repay the note payable of $152,973 and accrued interest of $383. As a result, the Company recorded a loss on settlement of debt of $2,300,327.

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company has outstanding notes payable to related party who is a Company’s director, of $24,126 and $24,126 as of April 30, 2019 and July 31, 2018, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the nine months ended April 30, 2019 and 2018, the Company borrowed a total amount of $122,678 and $1,430,620 from a related party, Toga Capital, and repaid $72,959 and $1,055,333, respectively.

During the nine months ended April 30, 2019 and 2018, total expenses paid directly by a related party, Toga Capital, on behalf of the Company were $0 and $52,429, respectively.

During the nine months ended April 30, 2019 and 2018, the Company borrowed a total amount of $4,135 and $0, respectively and repaid $1,968 and $0, respectively, from the Chief Executive Officer of the Company.

During the nine months ended April 30, 2019 and 2018, the Company purchased property and equipment of $0 and $25,218 from related parties, respectively.

As at April 30, 2019 and July 31, 2018, $192,473 and $186,390 is due to a related party, Toga Capital, the amount is non-interest bearing, unsecured and due on demand.

NOTE 7. EQUITY

Amendment to Articles of Incorporation and reverse stock split

On May 8, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended Article IV of its Articles of Incorporation by decreasing the Company’s authorized number of shares of common stock from 10,000,000,000 shares to 1,000,000,000 shares and decreasing its issued and outstanding shares of common stock at a ratio of 10 shares for every 1 share held (“10-1 Reverse Split”) (see Note 1). All share and per share information in these consolidated financial statements retroactively reflect this stock distribution.

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001.

As of April 30, 2019, and July 31, 2018, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.0001 at April 30, 2019.

During the nine months ended April 30, 2019, the Company issued 20,245,519 shares of common stock, as follows:

•	10,490,362 shares of common stock for cash of $2,098,073 to Agel Enterprise International Sdn Bhd, who is a related party, at a price of $0.02 per share.
•	8,972,209 shares of common stock issued for $3,882,938 of digital currency (see Note 4)
•	782,948 shares of common stock issued valued at $6,805,297 for employee compensation

On October 29, 2018, a shareholder of the Company canceled 20,000 shares of common stock without consideration for such cancelation.

As of April 30, 2019, and July 31, 2018, 89,812,036 and 69,586,517 shares of the Company’s common stock were issued and outstanding, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On October 17, 2018, TOGL entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real property. In furtherance to the purchase of that certain real property, the Company entered into a Subscription Agreement with Mammoth dated November 29, 2018 for the purchase of 470,476 shares of the Company’s common stock for an aggregate purchase price of $3,999,048, valued at $8.50, the closing price of the shares on October 16, 2018, remitted by Mammoth in the form of legal title to those certain portions of real property. As of April 30, 2019, the title has not yet passed to the Company and is currently pending and the related shares are held in escrow.

NOTE 9. SUBSEQUENT EVENTS

On May 28, 2019, the Company issued a total of 348,953 shares of its common stock to 29 of its employees and consultants as additional compensation for services rendered.

On March 18, 2019 Agel subscribed to purchase 11,073 shares of the Company's common stock pursuant to the Amended Subscription Agreement for an aggregate purchase price of $97,436.  The market price of the Company’s shares was $8.80 per share which Agel elected to pay to the Company in the form of 25 Bitcoins.

On May 9, 2019 Agel subscribed to purchase 88,195 shares pursuant to the Amended Subscription Agreement for an aggregate purchase price of $829,025.  The market price of the Company’s shares was $9.39 per share which Agel elected to pay to the Company in the form of 144 Bitcoins.

Subsequent to the period ending April 30, 2019, the Company sold a total of 1,200 Bitcoins for a total $9,067,676.

As discussed above in Note 8, there is currently 470,476 common shares of the Company held in escrow pending the completion of two sale and purchase agreements.

As discussed above in Note 1 and 7, the Company amended its Articles of Incorporation and provided an Issuer Company-Related Action Notification to FINRA to effect the Reverse Split. FINRA subsequently caused the Reverse Split to take effect in the market on June 5, 2019. As a result of such action, the Company's total issued and outstanding shares of common stock, on the effective date, was reduced to 90,730,758. In addition, FINRA affixed a "D" to the Company's ticker symbol (which was previously "TOGL") which will automatically be removed 30 days following the effective date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including “Management’s Discussion and Analysis and Results of Operations” in Item 2, contains forward-looking statements regarding future events and the future results of Toga Limited (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis and Results of Operations” in Item 2 and elsewhere in this Report as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

The Company incorporated a wholly-owned subsidiary, TOGL Technology Sdn. Bhd. (“TOGL”) in Malaysia on September 26, 2017.

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”), in Indonesia on November 23, 2017.

In 2017, the Company developed “Yippi,” a social media app for mobile devices. The Company commenced development with the hiring of a Chief Technology Officer and development team.

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

On October 17, 2018, TOGL entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real property. In furtherance to the purchase of that certain real property, the Company entered into a Subscription Agreement with Mammoth dated November 29, 2018 for the purchase of 470,476 shares of the Company’s common stock for an aggregate purchase price of $3,999,049 remitted by Mammoth in the form of legal title to those certain portions of real property. On February 7, 2019, the Company issued such shares in the name of Mammoth Empire Estates Sdn. Bhd. and delivered to a law firm in Kuala Lumpur, Malaysia to hold in escrow pending completion of the transfer of title to the Company.

The Company’s wholly-owned subsidiary TOGL formed a wholly-owned subsidiary Toga Vietnam Company Limited in Vietnam on January 15, 2019.

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi. The Company commenced generating advertising revenue from Yippi during the fiscal-year ended July 31, 2018.

The Company has incorporated two wholly-owned subsidiaries, TOGL Technology Sdn Bhd and PT Toga International Indonesia.

The Company’s wholly-owned subsidiary TOGL formed a wholly-owned subsidiary Toga Vietnam Company Limited in Vietnam on January 15, 2019.

Three-Months Ended April 30, 2019 Compared to 2018.

Our net loss for the three-month period ended April 30, 2019 was $6,776,628 compared to a net loss of $438,848 for the three-month period ended April 30, 2018. During the three-month period ended April 30, 2019 and April 30, 2018 we generated $3,104,032, and $73,988 in revenue, respectively.

During the three-month period ended April 30, 2019, we incurred general administrative expenses of $1,169,397 compared to $431,262 incurred for the three-month period ended April 30, 2018. General and administrative fee expenses were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to commencing operations through subsidiaries during the three-month period ended April 30, 2019. During the three-month period ended April 30, 2019, we incurred $6,805,297 in stock-based compensation expenses related to the issuance of 782,948 of shares of our common stock to certain of our employees as additional compensation. We did not incur any stock-based compensation expenses during the same period for the previous fiscal year.

During the three-month period ended April 30, 2019, we incurred research and development costs of $66,699. We did not incur any research and development expenses during the same period for the previous fiscal year.

During the three-month period ended April 30, 2019, we incurred depreciation of $18,311 compared to $3,356 for the three-month period ended April 30, 2018.

During the three-month period ended April 30, 2019, we generated other income of $3,994 compared to $0 for the three-month period ended April 30, 2018. Other expenses consisted of interest income of $4,112 and interest expense of $118, for the three-month period ended April 30, 2019.

Nine-Months Ended April 30, 2019 Compared to 2018.

Our net loss for the nine-month period ended April 30, 2019 was $8,014,402 compared to a net loss of $3,160,002 for the nine-month period ended April 30, 2018. During the nine-month period ended April 30, 2019 and April 30, 2018 we generated $4,703,168, and $73,988 in revenue, respectively.

During the nine-month period ended April 30, 2019, we incurred general administrative expenses of $2,888,342 compared to $851,706 incurred for the nine-month period ended April 30, 2018. General and administrative fee expenses were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to commencing operations through subsidiaries during the nine-month period ended April 30, 2019. During the nine-month period ended April 30, 2019, we incurred $6,805,297 in stock-based compensation expenses related to the issuance of 782,948 of shares of our common stock to certain employees as additional compensation. We did not incur any stock-based compensation expenses during the same period for the previous fiscal year. During the nine-month period ended April 30, 2019, we incurred research and development costs of $139,142. We did not incur any research and development expenses during the same period for the previous fiscal year.

During the nine-month period ended April 30, 2019, we incurred depreciation of $41,974 compared to $3,356 for the nine-month period ended April 30, 2018.

During the nine-month period ended April 30, 2019, we generated other income of $6,648 compared to $2,300,710 for the nine-month period ended April 30, 2018. Other expenses consisted of interest income of $6,833 and interest expense of $185, for the nine-month period ended April 30, 2019. As compared to 2018 other expenses consisted of interest expense of $383 and loss on settlement of debt of $2,300,327.

Plan of Operation

The Company’s current business activity does not at this time provide positive cash flow, although the Company has commenced generating revenue for the first time during the two most recent quarters. During the next twelve months, we anticipate incurring costs related to:

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

Liquidity and Capital Resources

As of April 30, 2019, our total assets were $9,147,532 and our total liabilities were $1,860,668 comprised of accounts payable, accrued liabilities, due to related parties, notes due to related parties, deferred revenue and income tax.

Stockholders’ equity increased from $2,541,365 as of July 31, 2018 to $7,286,864 as of April 30, 2019.

We had $2,817,300 of cash as of April 30, 2019, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $22,365,861 as of April 30, 2019 compared to accumulated deficit of $14,351,459 as of July 31, 2018. As of April 30, 2019, we had working capital of $1,727,741.

Cash Flow from Operating Activities

We have not generated significant positive cash flow from operating activities. For the nine-month period ended April 30, 2019, net cash flows used in operating activities was $101,161. Net cash flows used in operating activities was $627,420 for the nine-month period ended April 30, 2018.

Cash Flows from Investing Activities

During the nine-month period ended April 30, 2019, we used $198,017 for purchase of property and equipment. During the nine-month period ended April 30, 2018, we used $62,558 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine-month period ended April 30, 2019, net cash provided by financing activities was $2,149,959 consisting of the sale of shares of our common stock and proceeds from related parties. For the nine-month period ended April 30, 2018, net cash from financing activities was $1,215,581.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the consolidated financial statements for the period ended July 31, 2018, relative to our ability to continue as a going concern. The Company, through April 30, 2019, has not yet generated net income for any fiscal year and has accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending April 30, 2019, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending April 30, 2019, the Company issued a total of 10,490,362 shares of common stock resulting in a total of $2,098,073 cash proceeds from Agel Enterprises International Sdn. Bhd., a Malaysian corporation (“Agel”) pursuant to a Subscription Agreement entered into between the Company and Agel on May 7, 2018.

During the quarter ending April 30, 2019, the Company issued 8,972,209 shares of common stock for $3,882,938 of digital currency.

During the quarter ending April 30, 2019, the Company issued 782,948 shares of common stock to employees pursuant to an Employee Stock Bonus Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

DATED: June 18, 2019	By:	/s/ Toh Kok Soon
Toh Kok Soon
Chief Executive Officer (Principal Executive Officer)

DATED: June 18, 2019	By:	/s/ Alexander D. Henderson
Alexander D. Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)

