Form 10-K
period 2019-07-31
Toga Ltd
filed 2019-11-14
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-138951

Toga Limited
(Exact name of registrant as specified in its charter)

Nevada	98-0568153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2575 McCabe Way, Suite 100

Irvine, CA 92614

(Address of principal executive offices)

(949) 333-1603

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TOGL	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of January 31, 2019 was approximately $282,746,703, based upon the last sale price of the common stock during such quarter as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

The number of shares of the issuer’s common stock outstanding as of November 12, 2019, was 91,011,318 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-K

Fiscal Year Ended July 31, 2019

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

On January 11, 2019, the Company’s wholly-owned subsidiary TOGL formed a subsidiary in Vietnam, named TOGL Vietnam Company Limited. On May 24, 2019, TOGL acquired 67% of the shares in PT TOGL Technology Indonesia, an Indonesia corporation, and then on June 24, 2019, TOGL acquired 100% shares of WGS Discovery Tours & Travel, a Malaysian based company.

On April 24, 2019, the Company conducted a forward stock split of the outstanding shares of its Common Stock at a ratio of 10:1.

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

On June 13, 2016, A. Terry Ray resigned from her positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director of the Company. Immediately prior to her resignation as a director, on June 13, 2016, Ms. Ray appointed Michael Toh Kok Soon as a director, President, Chief Executive Officer, Chief Financial Officer and Secretary.

On August 29, 2017, the Company appointed Liew Choon Fook as Secretary of the Company.

On June 14, 2018, the Company increased the number of members of the Board from one to five members creating four vacancies on the Board. The four vacancies were filled by the election of Liew Choon Fook, Tan See Kuy, Lim Jun Hao and Ng Boon Chee.

On February 12, 2019, the Company appointed Alexander D. Henderson as Chief Financial Officer.

On July 18, 2019, the Company received letters of resignation from Liew Choon Fook, as the Company’s Secretary and as a member of the Board, and, Lim Jun Hao, Ng Boon Chee and Tan See Kuy as members of the Board. Such resignations left four vacancies on the Board as well as a vacancy in the executive officer position of Secretary. On the same day, the Company filled the vacancies on the Board by appointing Alexander D. Henderson, Shemori BoShae, Jim Lupkin and Iain Bratt as members of the Board. Mr. Henderson was also appointed as the Company’s Secretary and Treasurer.

Business Development

The Yippi App is a messaging app with a focus on entertainment and security. It’s fast, simple, secure and free. Yippi seamlessly syncs a user’s normal messages and secret messages into one application. Users can send an unlimited number of messages, photos, and voice messages. Yippi groups allow users to send broadcasts to up to 100 contacts at a time. Users download the Yippi App through the Apple App Store, Google Play, or the Amazon App Store. Revenue is generated from selling advertising, emoji stickers, and special filters, effects and features for use with Yippi. Toga has also generated revenue through the sales of product through a Direct Marketing network to assist in the funding of operations.  This will be temporary as it will assist the Company pay for its ongoing development of the Yippi App.

Yippi App Features

We have developed Yippi as the unique super app that empowers the user with numerous functionalities in a single complete app. The four main elements of the Yippi App are the marketplace, social media, ecosystem, and communication. Since July of 2017, there have been multiple versions launched which have incorporated all four elements.

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

Our API (Application Protocol Interface) is made available to creators and third-parties upon request, which allows them to develop and test their digital products, features and enhancements before the process of submission the same onto the Marketplace. This allows third party developers to develop applications that interface with the Yippi platform making the Marketplace a more robust destination for app users. This creates an atmosphere of community.

Additionally, physical products within the Marketplace are on a Peer to Peer (P2P) and Business to Consumer (B2C) basis with this feature embedded separately in Yippi Social, as the listing of products are easily available for users to peruse the marketplace to offer their wares.  The Marketplace was launched in July 2017 and is in its initial usability stage.

Wallet

Yippi has a host of built-in shopping functions, which provide access to targeted Small to Medium-sized Enterprises (SMEs) in an ever-expanding variety of shopping experiences. Merchants range from official branded enterprises to budding e-shopping enterprises.

The hotel and flight (TogaGo) feature in Yippi boasts an impressive array of hotel, cruise, and flight partners that enable users to search for the best price for their travel needs. Currently, prices are relatively cheaper and comparable to major travel applications in the market, and with this feature we have bridged these two different applications into one comprehensive application.

These extensions are developed and functioning and are bridged within Yippi with a link to the target platform while the user is still logged into their Yippi account.

Social Media

Yippi Social is fully developed and functioning and is the social media platform embedded within the Yippi social messaging app. Yippi Social incorporates a fully functioning social media timeline as a personal space with integrated functions such as: sharing of updates; following video channels; receiving event invitations; sharing photo and video links and joining groups of interests.

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

We are also anticipating the acquisition of additional games to add to our collection, as well as to cater to a wider gaming audience.

Globally, a large share of gaming revenues are generated from mobile gaming. It is our intention to identify, invest in and partner with up-and-coming developers, which we believe will allow us to compete for additional revenue.

Through the Market Place, we encourage more game studios or independent game producers to package and market their games via this separate platform within Yippi. We believe this would add another significant stream of revenue with its’ own micro-transactions (of free games’ enhancements/add-ons) and game purchases (paid games). As of July 2019, over 20 games were live within the Games section of the Yippi app.

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

We are committed in bringing the next evolution of Stickers and in bringing and providing creative creators to share in our technological advances. The Yippi App provides a platform for sticker creations and development, with tutorials and market trends. This may include the next evolution of Motion Stickers, Animated GIFs and cinemographs with snippet of sound/voice and this would further differentiate and modernize all our Yippi Stickers in another level above major sticker competitors. In doing so, we believe we will be able to derive revenue from this this digital product.

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

Yippi Languages features dozens of lessons per supported language and is an invaluable tool for many to access learning modules while adopting another language as a 2nd language with audio guides in speaking natively. Modules also include interactive mini-games to enhance comprehension, and vocabulary which is vital to the learning process.

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

Artificial Intelligence

A.I.,(artificial intelligence) is the simulation of human intelligence processes by machines, especially computer systems. These processes include learning, reasoning and self-correction.

AI within Yippi was launched in June 2018 with the introduction of Hungry Bear, an AI robot customer service chat box. When a user enters a question in Hungry Bear, the AI chat box will provide immediate answers to the questions.

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

Marketing Strategy

As of July 31, 2019 we had approximately 57,329 daily active users and approximately 305,297 monthly active users of our Yippi App. As of October 31, 2019 we had approximately 90,578 daily active users and approximately 409,222 monthly active user. We define a daily active user as a registered user of the Yippi App who opens the app at least once during a 24-hour period and monthly active user as a registered user of the Yippi App who opens the app at least once during a 30-day period.

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

5. Languages

Toga strongly believes in making a difference to those in need and this channel is seen as a corporate social responsibility in the area of offering users Yippi as an English learning app. Presently, and since its launch in July 2017, Languages’ education module is designed to teach English to users from ten (10) different native languages, including Chinese, Hindi and Indonesian.

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

Trademarks

We are the registered owner of certain trademarks in Malaysia, Indonesia and China, including, but not limited to the trademark “Yippi,” and the Yippi App “Duck” logo. We regard our marks as important to our business due to name recognition. We are not aware of any valid claims of infringement or challenges to our right to use any of our marks.

Employees

The Company employs sixty (60) full-time employees.

Available Information

We make financial information, news releases and other information available on our corporate website at www.togalimited.com. The Securities and Exchange Commission (“SEC”) also maintains the Company’s reports, proxy statements and other information, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website at www.sec.gov.

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

The Company purchased commercial space in Empire Damansara, located within the township of Damansara Perdana at G/F, Block D, Soho 2, Empire Damansara, Jalan PJU 8/8A, Damansara Perdana, 47820 Petaling Jaya, Selangor, Malaysia. While the Company is currently remodeling Levels 28, 29 and 30, it occupies the ground level of this space.

As of September 6, 2019, the Company moved it U.S.–based headquarters from Las Vegas, Nevada to Irvine, California. The Company has leased an office at 2757 McCabe Way, Suite 100, Irvine, California 92614.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our amended Articles of Incorporation authorizes the issuance of up to 10,000,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”). As of July 31, 2019, there were 90,762,893 shares of common stock issued and outstanding, which were held by 3,622 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Options and Warrants

Except as described below under “Securities Authorized for Issuance under Equity Compensation Plans”, the Company does not have any outstanding stock options or warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans, although it intends to adopt stock compensation plans for its officers, directors, employees and consultants prior to its next shareholders annual meeting. Except as disclosed below, the Company does not have any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

On February 1, 2019, the Company entered into an Executive Agreement with Mr. Alex Henderson, whereby Mr. Henderson agreed to act as the Company’s Chief Financial Officer. Pursuant to such agreement, Mr. Henderson receives, in addition to a monthly salary of $10,000, on a quarterly basis stock options to purchase up to 60,000 shares of the Company’s common stock at a purchase price of $0.20 per share. The options are subject to a vesting schedule of ⅓ of the options vesting every thirty (30) days. The options expire upon the second (2nd) anniversary from the date of issuance.

On May 1, 2019, the Company entered into an Amended and Restated Executive Agreement with Mr. Alex Henderson, whereby Mr. Henderson agreed to act as the Company’s Chief Financial Officer. Pursuant to such agreement, Mr. Henderson receives, in addition to a monthly salary of $12,000, on a quarterly basis stock options to purchase up to 60,000 shares of the Company’s common stock at a purchase price of $0.40 per share. The options are subject to a vesting schedule of ⅓ of the options vesting every thirty (30) days. The options expire upon the second (2nd) anniversary from the date of issuance.

During the fiscal year ended July 31, 2019, the Company entered into Compensation Agreements with each of the three (3) independent members of its Board of Directors. Pursuant to such agreements, each individual independent member of the Board receives $1,500 worth of shares of the Company’s common stock on a quarterly basis. The stock is valued based on the average closing bid price during the last thirty (30) trading days prior to the end of the calendar quarter.

Market for Our Shares of Common Stock

As of October 1, 2019, our Stock is quoted on the OTCQX, under the trading symbol “TOGL”. Prior to that date, our Common Stock was quoted on OTC Markets – Pink Current. The principal market on which the Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol “TOGL”. Trading in the Common Stock is limited and sporadic.

The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Company’s common stock for each quarter within the Company’s last two fiscal years. Because the Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Company’s common stock was 3,622 at July 31, 2019. Per share amounts for the dates presented in the table have been retroactively restated to reflect the stock split that occurred during the year ended July 31, 2019.

Period	High	Low
August 1, 2017 – October 31, 2017	45	0.6
November 1, 2017 – January 31, 2018	3.5	0.696
February 1, 2018 – April 30, 2018	4	2.9
May 1, 2018 – July 31, 2018	6.7	4.5
August 1, 2018 – October 31, 2018	8.6	5.4
November 1, 2018 – January 31, 2019	8.6	4.3
February 1, 2019 – April 30, 2019	9.368	7.8
May 1, 2019 – July 31, 2019	12.5	9

Recent Sales of Unregistered Securities

Toga Capital

During the fiscal years ended July 31, 2018 and 2019, the Company issued a total of 12,585,458 shares of common stock to Toga Capital Sdn. Bhd., a Malaysian corporation (“Toga Capital”) pursuant to a Subscription Agreement entered into between the Company and Toga Capital on October 31, 2017 (the “Subscription Agreement”). The total of 12,585,458 shares sold to Toga Capital includes 7,867,412 shares that were disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2018.

Under the Subscription Agreement, Toga Capital agreed to purchase up to 120 million shares, of the Company’s common stock at a subscription price of USD$0.10 per share for an aggregate purchase price of Twelve Million and 00/100 USD ($12,000,000) (the “Purchase Price”).

Through October 31, 2017, Toga Capital, through a related party, had provided the Company with $133,386 in cash. The Company and Toga Capital agreed that the Company would issue 1,333,860 shares pursuant to the Subscription Agreement in exchange for the $133,386 in cash.

During the fiscal years ended July 31, 2018 and 2019, the Company made the following issuances of its common stock to Toga Capital pursuant to the terms of the Subscription Agreement:

1.	1,533,552 shares were issued to Toga Capital as settlement of a note payable due to Toga Capital in the amount of $152,973 and accrued interest of $383.

2.	5,000,000 shares were issued to Toga Capital in exchange for cash payments totaling $500,000.

3.	1,000,000 shares were issued to Toga Capital in exchange for cash payment of $100,000 made to the Company.

4.	3,457,346 shares were issued to Toga Capital in exchange for the extinguishment of debt of $345,734. This debt was accumulated as Toga Capital paid general operational expenses for the company.

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

Agel Enterprises International Sdn. Bhd.

During the fiscal year ended July 31, 2019, the Company issued a total of 23,564,510 shares of common stock at $0.02 per shares, resulting in a total of $471,290 cash proceeds from Agel Enterprises International Sdn. Bhd., a Malaysian corporation (“Agel”) pursuant to a Subscription Agreement entered into between the Company and Agel on May 7, 2018 (the “Agel Subscription Agreement”).

Under the Agel Subscription Agreement, Agel agreed to purchase up to 107,675,242 post-split shares of the Company’s common stock (1,076,752,423 pre-split) at a subscription price of USD$0.20 per share post-split ($0.02 pre-split) for an aggregate purchase price of USD$21,535,048 (the “Purchase Price”).

During the fiscal year ended July 31, 2019, the Company issued, in three separate transactions, a total of 106,789 shares of its common stock for digital currency. The Company issued 11,073 shares at $8.80 per share resulting in a total of $97,436 cash value from Agel Enterprises paid in the form of 25 Bitcoins. In the second transaction the Company issued 88,195 shares at $9.40 per share resulting in a total of $829,025 cash value from Agel paid in the form of 144 Bitcoins. The last transaction the Company issued 7,521 shares at $9.18 per share resulting in a total of $69,040 cash value from Agel paid in the form of 8.1 Bitcoins. The foregoing transactions were conducted pursuant to an Amended Subscription Agreement between the Company and Agel dated May 4, 2019.

Ng Boon Chee

During the fiscal year ended July 31, 2019, the Company issued 269,838 shares of common stock to Ng Boon Chee, a Malaysian citizen, pursuant to a Subscription Agreement entered into by the Company and Ng Boon Chee dated July 27, 2018 (the “Ng Subscription Agreement”). Mr. Chee was elected as a member of the Board of Directors on June 14, 2018.

Under the Ng Subscription Agreement, Mr. Ng agreed to purchase 269,838 shares of the Company’s common stock at a subscription price of USD$5.00 per share, for an aggregate purchase price of USD$1,349,188 (the “Purchase Price”) to be paid for in Bitcoins. Mr. Ng deposited 165 Bitcoins into the Company’s e-wallet, with an agreed value equal to the Purchase Price of $1,349,189.

The Company issued 269,838 shares of its common stock to Ng Boon Chee pursuant to the terms of the Ng Subscription Agreement.

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

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended July 31, 2019.

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

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi. The Company commenced generating advertising revenue from Yippi during the fiscal year ended July 31, 2019.

The Company has incorporated two wholly-owned subsidiaries, TOGL Technology Sdn Bhd and PT Toga International Indonesia.

Year Ended July 31, 2019 Compared to Year Ended July 31, 2018

Our net loss before income taxes for the year ended July 31, 2019 was $9,645,000 compared to a net loss of $13,620,308 for the year ended July 31, 2018. The decrease in net loss between the comparable periods was primarily attributable to a gain on the sales of digital currency.

During the year ended July 31, 2019, we generated revenue of $8,847,927 compared to $1,254,495 for the year ended July 31, 2018. The increase was due to the temporary adoption of selling inventory and product through a direct marketing network. We expect to separate our direct marketing network line of business by the fourth quarter of fiscal year 2020.

During the year ended July 31, 2019, we incurred cost of goods sold of $5,857,806 compared to $139,369 for the year ended July 31, 2018. The increase was due to the temporary adoption of selling inventory and product through a direct marketing network. We expect to separate our direct marketing network line of business by the fourth quarter of fiscal year 2020.

During the year ended July 31, 2019, we incurred general and administrative expenses of $14,972,525 compared to $1,556,509 for the year ended July 31, 2018. General and administrative expenses were primarily related to stock-based compensation of $11,076,691, maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to stock-based compensation and commencing operations through subsidiaries during the year ended July 31, 2019. During the year ended July 31, 2019, we incurred research and development costs of $815,589 compared to $86,674 for the year ended July 31, 2018.

During the year ended July 31, 2019, we incurred depreciation of $93,426 compared to $15,050 for the year ended July 31, 2018.

During the year ended July 31, 2019, we had other income of $3,246,419 compared to other expense of $13,077,201 for the year ended July 31, 2018. The increase was due to the large, one-time expense booked in fiscal year 2018 for the loss on settlement of debt which was accomplished through the issuance of capital stock and did not take place in 2019, as well as the gain on sales of digital currency of $3,230,882 during the year ended July 31, 2019.

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

We believe that we are nearing the point where we will commence generating net profit on a quarterly basis from advertising within the Yippi App, although we cannot predict exactly when this will occur. We have begun generating gross revenues and believe our revenue will increase during the next fiscal year. Currently, the company has temporarily adopted selling product through a direct marketing to generate cashflows to support operations while the company continues to develop the Yippi App. We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Yippi App throughout Asia. Because of this, we expect going forward to continue to invest heavily in marketing and advertising. We believe we will be able to meet our operating costs and additional marketing and advertising in excess of our revenues, through additional amounts, as necessary, to be loaned to or invested in us by our stockholders and management, although no agreements have been entered into with anyone.

Liquidity and Capital Resources

Fiscal Years Ended July 31, 2019 and 2018

As of July 31, 2019, our total assets were $21,006,426 and our total liabilities were $6,090,089 comprised of accounts payable and accrued liabilities, due to related parties, notes due to related parties, deferred revenue and income tax payable.

As of July 31, 2018, our total assets were $2,952,954 and our total liabilities were $411,589 comprised of accounts payable and accrued liabilities, due to related parties and notes due to related parties.

Stockholders’ equity increased from $2,541,365 as of July 31, 2018 to $14,974,704 as of July 31, 2019.

Cash Flows from Operating Activities

We have generated significant positive cash flows from operating activities. For the year ended July 31, 2019, net cash flows provided by operating activities were $2,729,719. For the year ended July 31, 2018, net cash flows used in operating activities was $492,089.

Cash Flows from Investing Activities

During the year ended July 31, 2019, we used $372,077 for purchase of property and equipment. During the year ended July 31, 2018, we used $152,287 for purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity instruments. For the fiscal year ended July 31, 2019, net cash from financing activities was $11,371,008, consisting entirely of the sale of shares of our common stock, advances, repayments and loans from related parties. For the fiscal year ended July 31, 2018, net cash from financing activities was $1,698,818.

Management believes that current available resources are sufficient to fund the Company’s operations over the next 24-36 months. This could change if the Company elects to commit cash reserves to the acquisition of intellectual property or software or other business enterprises to enhance or increase its features in the Yippi App.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended July 31, 2019 and 2018, and the report thereon of Pinnacle Accountancy Group of Utah.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Toga Limited

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toga Limited, (the Company) as of July 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

November, 13 2019

Toga Limited

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Consolidated Balance Sheets

	July 31,	July 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$14,916,556	$1,064,672
Accounts receivable, net	294,266	367,918
Prepaid expenses and other current assets	1,199,649	25,958
Inventories	162,985	-
Total Current Assets	16,573,456	1,458,548

Property and equipment, net	4,421,252	135,706
Intangible asset - digital currency	-	1,348,920
Intangible asset - goodwill	11,718	-
Deposit	-	9,780
TOTAL ASSETS	$21,006,426	$2,952,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,221,413	$180,573
Due to related parties	1,083	186,390
Notes due to related parties	24,126	24,126
Deferred revenue	1,782,252	20,500
Income tax payable	61,215	-
Total Current Liabilities	6,090,089	411,589

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 90,762,893 and 69,586,517 shares issued and outstanding as of July 31, 2019 and July 31, 2018, respectively	9,076	6,959
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	38,993,002	16,942,861
Accumulated other comprehensive income (loss)	69,238	(53,996)
Accumulated deficit	(24,093,611)	(14,351,459)
Total Stockholders’ Equity of Toga Ltd.	14,974,704	2,541,365
Non-controlling interest	(58,368)	-
Total Stockholders' Equity	14,916,337	2,541,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,006,426	$2,952,954

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Operations

	Years Ended
	July 31,
	2019	2018

Revenue	$8,847,927	$1,254,495
Cost of goods sold	5,857,806	139,369
Gross profit	2,990,121	1,115,126

OPERATING EXPENSES
General and administrative expenses	14,972,525	1,556,509
Research and development	815,589	86,674
Depreciation	93,426	15,050
Total Operating Expenses	15,881,540	1,658,233

LOSS FROM OPERATIONS	(12,891,419)	(543,107)

OTHER INCOME (EXPENSE)
Other income	-	205,748
Interest income	16,386	-
Interest expense	(849)	(382)
Loss on settlement of debt	-	(13,282,567)
Gain on sales of digital currency	3,230,882	-
Total Other Income (Expense)	3,246,419	(13,077,201)

Loss before Income Taxes	(9,645,000)	(13,620,308)

Income Tax Provision	(155,520)	-

Net Loss	$(9,800,520)	$(13,620,308)
Add: Net Loss attributable to non-controlling interest	58,368	-
Net Loss attributable to Toga Ltd.	(9,742,152)	(13,620,308)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	123,234	(53,996)
Total Comprehensive Loss	$(9,618,918)	$(13,674,304)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	82,842,852	251,631,167
NET LOSS PER COMMON SHARE	$(0.12)	$(0.05)

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended July 31, 2019 and 2018

						Accumulated
						Other		Total
	Common Stock			Additional		Comprehensive	Non-	Stockholders'
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	controlling Interest	Equity (Deficit)

Balance - July 31, 2017	254,635,470	$25,464	$(3,000)	$587,187	$(731,151)	$-	$-	$(121,500)
Issuance of common shares for cash	10,759,380	1,076	-	1,312,423	-	-	-	1,313,499
Issuance of common shares for digital currency	269,838	27	-	1,348,893	-	-	-	1,348,920
Issuance of common shares for conversion of debt	3,921,829	392	-	13,674,358	-	-	-	13,674,750
Cancellation of common shares	(200,000,000)	(20,000)	-	20,000	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(53,996)	-	(53,996)
Net loss	-	-	-	-	(13,620,308)	-	-	(13,620,308)
Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$-	$2,541,365
Issuance of common shares for cash	10,490,362	1,049	-	2,097,024	-	-	-	2,098,073
Issuance of common shares for digital currency	9,078,998	908	-	4,877,532	-	-	-	4,878,440
Issuance of stock options	-	-	-	1,061,017				1,061,017
Issuance of common shares for employee compensation	1,156,539	115	-	10,015,559	-	-	-	10,015,674
Issuance of common shares for acquisition of properties	470,477	47	-	3,999,007	-	-	-	3,999,054
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-	-
Other comprehensive loss	-	-	-	-	-	123,234	-	123,234
Net (loss) income	-	-	-	-	(9,742,152)	-	(58,368)	(9,800,520)
Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,093,611)	$69,238	$(58,368)	$14,916,337

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

	Years Ended
	July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,800,520)	$(13,620,308)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	93,426	15,050
Gain on sale of digital currency	(3,230,882)	-
Stock based compensation	11,076,691	-
Loss on settlement of debt	-	13,282,567
Changes in operating assets and liabilities:
Accounts receivable	73,652	(368,079)
Deposit	(9,780)	-
Inventories	(162,985)	-
Prepaid expenses and other current assets	(1,173,691)	(36,650)
Deferred revenue	1,761,752	20,500
Accounts payable and accrued liabilities	4,040,841	214,831
Income tax payable	61,215	-
Net cash provided by (used in) operating activities	2,729,719	(492,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(372,077)	(152,287)
Net cash used in investing activities	(372,077)	(152,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of digital currency	9,458,242	-
Proceeds from issuance of common stock - cash	2,098,073	1,313,499
Proceeds from related parties	-	434,355
Repayment to related party	(185,307)	(49,036)
Net cash provided by financing activities	11,371,008	1,698,818

Effects on changes in foreign exchange rate	123,234	10,130

Net increase in cash and cash equivalents	13,851,884	1,064,572
Cash and cash equivalents - beginning of period	1,064,672	100
Cash and cash equivalents - end of period	$14,916,556	$1,064,672

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$20	$-
Note exchanged for due to related parties	$-	$152,973
Common shares issued to settle related party note payable	$-	$13,674,750
Common shares issued for digital currency	$4,878,440	$1,348,920
Common shares issued for acquisition of real property	$3,999,054	$-

See accompanying notes to the audited consolidated financial statements

Toga Limited

Notes to the Consolidated Financial Statements

July 31, 2019

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

On June 30, 2016, Blink Couture, Inc. entered into a merger agreement with its wholly-owned subsidiary, Toga Limited (the “Company”), a Delaware corporation with no material operations. The Company continued operations under the name Toga Limited.

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

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”) in Indonesia on November 23, 2017.

The Company’s wholly-owned subsidiary TOGL formed a wholly-owned subsidiary Toga Vietnam Company Limited (“Toga Vietnam”) in Vietnam on January 15, 2019, acquired 100% shares of WGS Discovery Tours & Travel in Malaysia on June 24, 2019 and acquired 67% of the shares in PT TOGL Technology Indonesia in Indonesia on May 24, 2019.

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

Basic and Diluted Earnings per Share

Pursuant to the authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

As at July 31, 2019, the Company has potentially 120,000 dilutive securities from outstanding stock options, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

Software Development

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed. As of July 31, 2019, none of the costs subsequent to technological feasibility associated with software and development met the criteria for capitalization.

Inventories

Inventories are stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at year-end was purchased near the end of the year. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

As of July 31, 2019 and 2018, the Company had inventories of $162,985 and $NIL, respectively.

Equipment and Furniture

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Building	20 years
Renovation	3 to 5 years
Fixtures and Furniture	4 to 5 years
Tools and Equipment	4 to 5 years
Vehicles	3 to 5 years
Computer Equipment	4 to 5 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended July 31, 2019 and 2018, no impairment losses have been identified.

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

On June 24, 2019, the Company’s wholly-owned subsidiary TOGL acquired 100% shares of WGS Discovery Tours & Travel in Malaysia, which generated Goodwill of $11,718. The Company has accounted for transaction in accordance with ASC 805 “Business Combinations.”

Based on the Company’s analysis of goodwill as of July 31, 2019, no indicators of impairment exist. No impairment loss on goodwill was recognized for the year ended July 31, 2019.

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

	Year ended	Year ended
	July 31,	July 31,
	2019	2018
Spot MYR: USD exchange rate	$0.2422	$0.246
Average MYR: USD exchange rate	$0.2421	$0.2489
Spot NTD: USD exchange rate	$0.0321	$0.0326
Average NTD: USD exchange rate	$0.0323	$0.033
Spot IDR: USD exchange rate	$0.000071	$0.000069
Average IDR: USD exchange rate	$0.000069	$0.000072
Spot VND: USD exchange rate	$0.000043	$ n/a
Average VND: USD exchange rate	$0.000043	$ n/a

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

Stock-based compensation incurred for the year ended July 31, 2019 and 2018, respectively, are summarized as follows:

	Year Ended
	July 31,
	2019	2018
Vesting of stock options issued to directors and officers	1,061,017	-
Common stock issued to related parties, employees and consultants	10,015,674	-
	$11,076,691	$-

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 5)

Income Taxes

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

Revenue Recognition

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers. The core principle of the Standard is that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has chosen to early adopt and apply the standards beginning in the fiscal year ended July 31, 2019, using the modified retrospective approach, which applies the new standard to contracts that are not completed as of the date of adoption. The Company concluded that no adjustment to the opening balance of retained earnings was required upon the adoption of the new standard.

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

When the Company enters into a contract, the Company analyzes the services required in the contract in order to identify the required performance obligations which would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as agreement from both parties (implicit or explicit) that the obligations have been met. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied per the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met. The Company derives its revenues from the following:

-	advertising using a custom-built advertising feature that matches client advertising requirements (approximately $0.4 million)
-	management fees and information technology fees (approximately $1.4 million)
-	sale of products through a direct marketing network (approximately $7.1 million)

The Company analyses whether gross sales, or net sales should be recorded, has control over establishing price, and has control over the related costs with earning revenues. The Company has recorded all revenues at the gross price.

Cash payments received are recorded as deferred revenue until the conditions, stated above, of revenue recognition have been met, specifically all obligations have been met as specified in the related customer contract.

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

•	Agel Enterprise International Sdn Bhd: 14%,
•	Others: 85%

Concentration of Revenue by Country:

-	Malaysia (TOGL Technology Sdn. Bhd): 34%
-	Indonesia (PT. Toga International Indonesia): 63%
-	United States (Toga Limited): 3%

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

As of July 31, 2019, the Company’s accounts receivable are concentrated 70% with Agel Enterprise International Sdn Bhd.

As of July 31, 2019, the Company’s accounts receivable are concentrated 93% in Malaysia (TOGL Technology Sdn. Bhd) and 7% in United States (Toga Limited).

Research and Development Expenses

We follow ASC 730, “Research and Development,” and expense research and development costs when incurred. Accordingly, third-party research and development costs, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage related to the research and development.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

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

The Company has reviewed and analyzed the above recent accounting pronouncements and notes no material impact on the financial statements as of July 31, 2019.

NOTE 3. PROPERTY AND EQUIPMENT

As of July 31, 2019 and 2018, the balance of property and equipment represented consisted of the followings:

	July 31,	July 31,
	2019	2018
Building	$4,019,563	$-
Renovation	154,120	85,362
Fixtures and Furniture	69,555	38,046
Tools and Equipment	92,494	20,796
/Vehicles	163,969	-
Computer Equipment	26,256	5,798
	4,525,959	150,002
Accumulated depreciation	(104,707)	(14,296)
	$4,421,252	$135,706

Depreciation expense for the year ended July 31, 2019 and 2018 was $93,426 and $15,050, respectively.

During the year ended July 31, 2019 and 2018, the Company acquired property and equipment of $4,375,957 and $152,287, respectively.

NOTE 4. INTANGIBLE ASSET - DIGITAL CURRENCY

During the year ended July 31, 2019, the Company issued 9,078,998 shares of common stock at $0.54 for digital currency valued at $4,878,440.

During the year ended July 31, 2018, the Company issued 269,838 shares of common stock at $5.00 per share for digital currency valued at $1,348,920.

During the year ended July 31, 2019, the Company sold a total of 1,200 Bitcoins, recorded as Intangible Asset - Digital Currency, for a total $9,458,242, recognizing gain on sales of digital currency of $3,230,882.

As of July 31, 2019 and 2018, the Company had digital currency of $NIL and $1,348,920, respectively.

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

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company has outstanding notes payable to related party who is a Company’s director, of $24,126 and $24,126 as of July 31, 2019 and July 31, 2018, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the year ended July 31, 2019 and 2018, the Company borrowed a total amount of $0 and $434,355 from a related party, Toga Capital, and repaid $183,339 and $49,036, respectively.

During the year ended July 31, 2019 and 2018, total expenses paid directly by a related party, Toga Capital, on behalf of the Company were $0 and $48,679, respectively.

During the year ended July 31, 2019 and 2018, the Company borrowed a total amount of $0 and $0, respectively and repaid $1,968 and $0, respectively, from the Chief Executive Officer of the Company.

During the year ended July 31, 2019 and 2018, the Company purchased property and equipment of $0 and $25,218 from related parties, respectively.

As at July 31, 2019 and July 31, 2018, $1,083 and $186,390 is due to a related party. The amount is non-interest bearing, unsecured and due on demand.

Related party compensation

During the year ended July 31, 2019 and 2018, the Company incurred director’s fees of $9,000 and $0, respectively, to directors of the Company.

During the year ended July 31, 2019 and 2018, the Company incurred wages of $66,000 and $NIL, respectively, to the CFO of the Company.

During the year ended July 31, 2019, Company granted 120,000 stock options to Directors and CFO, valued at $1,061,017 (See Note 7).

During the year ended July 31, 2019, the Company issued 113,530 common shares as stock based compensation to the CEO of the Company valued at $1,033,899.

NOTE 6. EQUITY

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

As of July 31, 2019 and July 31, 2018, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.0001 at July 31, 2019.

During the year ended July 31, 2019, the Company issued 21,196,376 shares of common stock, as follows:

•	10,490,362 shares of common stock for cash of $2,098,073 to Agel Enterprise International Sdn Bhd, who is a related party, at a price of $0.02 per share.

•	9,078,998 shares of common stock issued for $4,878,440 of digital currency (see Note 4)

•	1,156,539 shares of common stock issued valued at $10,015,674 for employee compensation

•	470,477 share of common stock issued for the acquisition of real properties valued at $3,999,054

On October 29, 2018, a shareholder of the Company canceled 20,000 shares of common stock without consideration for such cancelation.

During the year ended July 31, 2018, the Company issued 14,951,047 shares of common stock, as follows:

•	8,402,929 shares of common stock for $842,209 to Toga Capital, a company that is partially owned by an officer and director of the Company, at a price of $0.10 per share.
•	1,533,552 shares of common stock with a fair value of $2,453,683 as settlement of a note payable due to a related party of $152,973 and accrued interest of $383.
•	2,388,277 shares of common stock with a fair value of $11,221,067 as settlement of due to a related party of $238,828.
•	2,356,451 shares of common stock for $471,290 to AGEL Enterprise International Sdn Bhd, at a price of $0.20 per share.
•	269,838 shares of common stock at $5.00 per share for digital currency valued at $1,348,920

On July 6, 2018, three majority shareholders of the Company canceled a total of 2,000,000,000 shares of common stock without consideration for such cancelation.

As of July 31, 2019 and 2018, 90,762,893 and 69,586,517 shares of the Company’s common stock were issued and outstanding, respectively.

Stock Options

During the year ended July 31, 2019, the Company granted 120,000 options to the CFO. 60,000 of those options had an exercise price of $0.20 and 60,000 options at an exercise price of $0.40, and were valued at the fair value calculated using the Black-Scholes-Merton model. The value of the options was $1,061,017 and recorded as stock based compensation. The options are subject to a vesting schedule of ⅓ of the options vesting every thirty (30) days.

No stock options were issued during the year ended July 31, 2018.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the year ended July 31, 2019:

For the year ended July 31, 2019
Fair values	$8.46-9.22
Exercise price	$0.20-0.40
Expected term at issuance	2years
Expected average volatility	260.11-300.53%
Expected dividend yield	—
Risk-free interest rate	2.31-2.56%

A summary of the change in stock options outstanding for the year ended July 31, 2019 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – July 31 2018	-	$-	$-	-
Options issued	120,000	$0.30	$8.84	1.75
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – July 31, 2019	120,000	$0.30	$$8.84	1.75

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

For the fiscal year ended July 31, 2019, no taxable income was generated. All tax years since inception are open for review. The Company had a net loss of $9,800,520 for the year ended July 31, 2019 and $13,620,308 for the same period in 2018. As of July 31, 2019, the Company’s net operating loss carry forward was approximately $3,000,000, which will begin to expire in year 2036.

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

The components of income tax expense benefit are as follows:

Years Ended
July 31,
	2019	2018

US Federal	$-	$-
State	-	-
Foreign taxes	-	-
Total	$-	$-

The reconciliation of income tax expense at the blended U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Years Ended
	July 31,
	2019	2018
Federal income tax benefit attributable to:
Net loss (benefit) at Federal Statutory rate (21% for 2019)	$2,707,198	$3,677,000
Non-deductible expenses	(2,326,105)	(3,586,000)
Foreign taxes	(61,215)	-
State taxes	-	-
Effect of change in statutory rate	-	(98,200)
Change in valuation allowance	(319,878)	7,200
Total tax provision	$-	$-

There were no significant foreign tax losses or income to date.

The significant components of deferred tax assets are as follows:

	July 31,	July 31,
	2019	2018

Net operating loss carryforwards at tax rates in effect at period end	$546,478	$226,600
Less: valuation allowance	(546,478)	(226,600)
Total deferred tax asset	$-	$-

NOTE 8. OTHER INCOME

Other income for the year ended July 31, 2019 was $0, and $205,748 for the year ended July 31, 2018. Other income of $205,748 for the year ended July 31, 2018 was generated through real estate commissions.

NOTE 9. SEGEMENTED DISCLOSURE

The following table shows operating activities information by geographic segment for the year ended July 31, 2019 and 2018:

Year Ended July 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$1,356,336	$1,673,781	$-	$5,577,810	$8,847,927

Cost of goods sold	-	524,507	1,251,514	-	4,081,785	5,857,806
Gross profit	240,000	831,829	422,267	-	1,496,025	2,990,121

OPERATING EXPENSES
General and administrative expenses	11,805,611	2,605,729	348,441	8,738	204,006	14,972,525

Research and development	-	815,589	-	-	-	815,589
Depreciation	-	73,330	6,910	-	13,186	93,426
Total Operating Expenses	11,805,611	3,494,648	355,351	8,738	217,192	15,881,540

LOSS FROM OPERATIONS	(11,565,611)	(2,662,819)	66,916	(8,738)	1,278,833	(12,891,419)

OTHER INCOME (EXPENSE)	3,232,266	9,917	653	41	3,542	3,246,419

Loss before Income Taxes	(8,333,345)	(2,652,902)	67,569	(8,697)	1,282,375	(9,645,000)

Income Tax Provision	-	(155,520)	-	-	-	(155,520)

Net Loss	$(8,333,345)	$(2,808,422)	$67,569	$(8,697)	$1,282,375	$(9,800,520)

During the year ended July 31, 2019, our Indonesian entities generated advertising revenue through the social media apps and direct marketing network sales of approximately $0.2 million and $5.4 million, respectively.

During the year ended July 31, 2019, our Malaysian entities generated advertising revenue of approximately $0.2 million, information technology fee revenue of approximately $0.1 million and management fee revenue from Agel Enterprise International Sdn Bhd. of approximately $1.1 million.

During the year ended July 31, 2019, our Taiwan entity generated revenue through the direct marketing network sales of approximately $1.7 million.

During the year ended July 31, 2019, our USA parent company recognized management fee revenue of approximately $0.2 million from Agel Enterprise International Sdn Bhd.

During the year ended July 31, 2019, our Malaysian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

During the year ended July 31, 2019, our USA parent company incurred stock based compensation from the issuance of shares of common stock for employee compensation.

During the year ended July 31, 2019, our Malaysian entity incurred research and development expenses.

During the year ended July 31, 2019, our USA parent company incurred other income from gain on sale of intangible assets.

Year Ended July 31, 2018	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$-	$1,225,149	$29,346	$-	$1,254,495
Cost of goods sold	-	137,282	2,087	-	139,369
Gross profit	-	1,087,867	27,259	-	1,115,126

OPERATING EXPENSES
General and administrative expenses	642,998	819,439	25,532	68,540	1,556,509
Research and development	-	86,674	-	-	86,674
Depreciation	-	7,621	866	6,563	15,050
Total Operating Expenses	642,998	913,734	26,398	75,103	1,658,233

LOSS FROM OPERATIONS	(642,998)	174,133	861	(75,103)	(543,107)

OTHER INCOME (EXPENSE)	(13,270,449)	133,248	-	-	(13,077,201)

Loss before Income Taxes	(13,853,447)	307,381	861	(75,103)	(13,620,308)

Income Tax Provision	-	-	-	-	-

Net Loss	$(13,853,447)	$307,381	$861	$(75,103)	$(13,620,308)

During the year ended July 31, 2018, our Malaysian entity generated advertising revenue of approximately $0.1 million, information technology fee revenue of approximately $0.6 million and management fee revenue of approximately $0.5 million from Agel Enterprise International Sdn Bhd.

During the year ended July 31, 2018, our Malaysian entity and USA parent company incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

During the year ended July 31, 2018, our USA parent company incurred other expenses mainly related to loss on settlement of debt.

The following table shows assets information by geographic segment at July 31, 2019 and 2018:

Year Ended July 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$9,618,099	$1,874,078	$1,016,412	$35,531	$4,029,336	$16,573,456
Property and equipment	-	4,357,148	18,251	-	45,853	4,421,252
Intangible asset - digital currency	-	-	-	-	-	-
Intangible asset - goodwill	-	11,718	-	-	-	11,718
Deposit	-	-	-	-	-	-
Total assets	$9,618,099	$6,242,944	$1,034,663	$35,531	$4,075,189	$21,006,426

As of July 31, 2019, our USA parent company has current assets of $8.6 million primarily includes cash and cash equivalents of $9.5 million.

As of July 31, 2019, our Malaysian entities have current assets of $1.9 million primarily includes cash and cash equivalents of $1.2 million, prepaid expenses of $222,000 and accounts receivable of $194,000.

As of July 31, 2019, our Taiwan entity has current assets of $1.0 million primarily includes cash and cash equivalent of $820,000 and inventory of $140,000.

As of July 31, 2019, our Indonesian entities have current assets of $4.0 million primarily includes cash and cash equivalents of $2.8 million, inventory of $507,000 and prepaid expenses of $431,000.

As of July 31, 2019, our Malaysian entities have property and equipment of $4.4 million including land and building of $4 million, automobile of $151,000, leasehold improvement of $109,000 and tolls and equipment of $64,000.

Year Ended July 31, 2018	USA	Malaysia	Taiwan	Indonesia	Total
Current assets	$333,098	$722,354	$375,179	$27,917	$1,458,548
Property and equipment	-	86,073	10,294	39,339	135,706
Intangible asset - digital currency	1,348,920	-	-	-	1,348,920
Deposit	-	9,780	-	-	9,780
Total assets	$1,682,018	$818,207	$385,473	$67,256	$2,952,954

As of July 31, 2018, our USA parent company has current assets of $333,000 primarily includes cash and cash equivalents of $313,000.

As of July 31, 2018, our Malaysian entity has current assets of $722,000 primarily includes cash and cash equivalents of $445,000 and accounts receivable of $344,000.

As of July 31, 2018, our Taiwan entity has current assets of $357,000 primarily includes cash and cash equivalent of $306,000.

As of July 31, 2018, our USA parent company had intangible assets valued at $1.3 million.

NOTE 10. SUBSEQUENT EVENTS

On September 9, 2019, the Company issued 20,000 shares of common stock to Agel Enterprises. This issuance was to correct a transaction where 20,000 shares were transferred to certain shareholders by Agel and subsequently cancelled by Agel. The shares should have been returned to Agel but were inadvertently returned to the Company.

As of September 6, 2019, the Company moved it U.S.–based headquarters from Las Vegas, Nevada to Irvine, California. The Company has leased an office at 2757 McCabe Way, Suite 100, Irvine, California 92614.

As of October 1, 2019, the Company was approved and upgraded to OTCQX Best Market.

On November 7, 2019, the Company issued a total of 253,039 shares of its common stock to twenty-seven (27) of its employees, pursuant to an Employee Stock Bonus Agreement. Pursuant to the terms of such agreement, said shares were fully vested as of July 15, 2019.

On June 11, 2019, 24,614 common shares were issued to employees through clerical errors. Subsequent to July 31, 2019, the shares were cancelled.

The Company has evaluated subsequent events from July 31, 2019 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of July 31, 2019, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of July 31, 2019.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending July 31, 2019, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name of the directors and executive officers as of July 31, 2019:

NAME	AGE	POSITION

Michael Toh Kok Soon	32	President, Chief Executive Officer and Director
Alexander D. Henderson	54	Chief Financial Officer, Secretary, Treasurer and Director
Iain Bratt	56	Independent Director
Jim Lupkin	42	Independent Director
Shemori BoShae	36	Independent Director

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

Alexander D. Henderson, is the Company’s Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors. Prior to serving as the Company’s CFO, Secretary, Treasurer and Director, he was the CFO of Cingular Staffing in Fullerton California. From October 2016 to November 2018, Mr. Henderson acted as an executive, financial and operational business consultant, working with entrepreneurs and their start-ups and small private companies in their efforts to become publicly traded including preparation of GAAP compliant financials. Mr. Henderson also prepared financial projections and business plans to obtain private financing. In January 2013, Mr. Henderson joined Motivating the Masses, Inc. Mr. Henderson assisted in taking the company public through the filing of its Form S-1 registration statement and becoming effective in September 2013.

In 1998, Mr. Henderson received his Bachelor’s Degree in Finance from the National University and received his Master’s Degree in Business Administration with a concentration in e-Business from National University in 2004.

Iain Bratt, is currently an Independent Director of the Company and as serves as Chairman of the Audit Committee. In addition to serving as a member of the Board of Directors, Mr. Bratt serves as Chief Operating Officer of Social Point of View, LLC, a limited liability company in Scottsdale, Arizona. From January 2016 to July 2018, Mr. Bratt was engaged as a freelance consultant, providing C level expertise in the fields of operations and finance to direct sales and traditional businesses. From February 2015 to December 2015, Mr. Bratt was the Chief Executive Officer for the United States, Canada, Mexico and Brazil divisions of Lyoness Americas, Inc., an international shopping network in Miami, Florida with 6 million members in over 40 countries and 27 languages, offering cashback and shopping points to members and marketing support to small business clients. From May 1999 to November 2014, Mr. Bratt was the Executive Vice President and Chief Financial Officer of LifeForce International, a family owned nutritional manufacturer and direct sales company located in Poway, California. With international subsidiaries in Australia, Canada, New Zealand and Singapore, Mr. Bratt presided over all operations including revenue generation, recognition and growth.

Mr. Bratt was educated in the United Kingdom receiving a degree in accounting from West Bromwich College of Commerce & Technology. Mr. Bratt is a Member and Fellow AAT, London, England in advance accounting plus 5-years’ experience.

Jim Lupkin, is currently an Independent Director of the Company. In addition to serving as a member of the Board of Directors, Mr. Lupkin is the Chief Executive Officer of Social Point of View, LLC, a limited liability company in Scottsdale, Arizona. From August 2014 to July 2018, Mr. Lupkin worked as a consultant, providing social media training and advice on social media advertisement and coaching to independent contractors, small businesses, brands and companies. From February 2016 to July 2016, Mr. Lupkin was an executive officer of Yevo International LLC, a company located in Lehi, Utah. From January 2013 to August 2014, Mr. Lupkin was a Social Media Director of Zurvita, a direct sales company with a wellness product in Houston, Texas.

Shemori BoShae, is currently an Independent Director of the Company. In addition to serving as a member of the Board of Directors, Ms. BoShae is the current Director of Operational Management and Corporate Development of The EMCO Hanover Group in Los Angeles, California. From January 2014 to March 2016, Ms. BoShae joined DJ Central, an international record label in Sydney, Australia as the Vice President of Business Development in North America. From December 2016 to February 2019, Ms. BoShae joined 1 ParkPlace – The Genie AI in San Diego, California as Vice President of Customer Operations.

Ms. BoShae received her Bachelors of Art Degree in Corporate Communication from the University of Central Oklahoma in 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors, and greater than 10% stockholders of companies with a class of securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. For the fiscal year ended July 31, 2019, the Company’s Chief Executive Officer Toh Kok Soon filed two (2) Form 4s; the Company’s CFO Alex Henderson filed one (1) Form 3 and one (1) Form 4; Independent Directors Iain Bratt, Jim Lupkin and Shemori BoShae each filed one (1) Form 3; and the Company’s shareholder Goh Seng Guan filed two (2) Form 4s.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Michael Toh Kok Soon and Alexander D. Henderson are our officers and, Michael Toh, Alexander D. Henderson, Iain Bratt, Jim Lupkin and Shemori BoShae are directors, and are subject to the Code of Ethics. If we retain additional officers in the future, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Iain Bratt, Jim Lupkin and Shemori BoShae, each of whom will meet the requirements for independence under the listing standards of NASDAQ and SEC rules and regulations. Jiim Lupkin is the chair of our audit committee and is also an “audit committee financial expert,” as such term is defined under the SEC rules implementing section 407 of the Sarbanes-Oxley Act of 2002 (SOX). Our audit committee is responsible for, among other things:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	helping to ensure the independence and overseeing performance of the independent registered public accounting firm;
•

reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing with management and the independent registered public accounting firm our interim and year-end operating results;

•	reviewing our financial statements and our critical accounting policies and estimates;
•	integrity of the Company’s financial reporting processes and systems of internal controls regarding finance, accounting, and legal compliance;
•	reviewing related-party transactions; and
•	pre-approving all audit and all permissible non-audit services (other than de minimis non-audit services) to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of NASDAQ.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended July 31, 2019 and 2018. These amounts have been presented in US dollars by converting them from Malaysian Ringgit at the exchange rate as of July 31, 2019 and 2018. Refer to Note 2 of the consolidated financial statements for exchange rates used for translation.

Name and Position	Year	Cash Compensation	Other Compensation
Michael Toh Kok Soon (1)	2018	239,331	None
	2019	415,086	1,033,899

Alexander D. Henderson (2)	2018	$-	-
	2019	66,000	1,061,017

_______________

(1)	Michael Toh Kok is our current President, Chief Executive Officer and Director
(2)	Alexander D. Henderson is our current Chief Financial Officer, Secretary, Treasurer and Director

Director Compensation

Commencing in July 2019, the Company entered into agreements with each of its “Independent” members of its Board of Directors (as such term is defined by the Nasdaq Stock Market), where each Independent member receives (a) cash compensation in the amount of $3,000 on a quarterly basis; and (b) quarterly stock compensation in the form of shares of the Company’s common stock with a market value of $1,500 calculated using the last thirty (30) days of closing trade price of the Company’s common stock prior to the end of the applicable fiscal quarter.

During the year ended July 31, 2019, the Company granted 120,000 options to the CFO. 60,000 of those options had an exercise price of $0.20 and 60,000 options at an exercise price of $0.40, vested immediately and were valued at the fair value calculated using the Black-Scholes-Merton model. The value of the options was $1,061,017 and recorded as stock based compensation.

During the year ended July 31, 2019, the Company issued 113,530 common shares as stock based compensation to the President and CEO of the Company valued at $1,033,899.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of July 31, 2019 of (i) each director of our company and our executive officers, (ii) all of our officers and directors as a group, and (iii) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock. Each of the persons in the table below, to our knowledge, has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Our common stock is our only class of voting securities. The percentage of beneficial ownership is based on 90,762,893 shares outstanding.

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Michael Toh Kok Soon	24,170,293	26.63%
35-04, Menara Standard Chartered, Jalan Sultan Ismail, 50250 Kuala Lumpur

Officers and Directors as a Group	24,170,293	26.63%

Goh Seng Guan	15,940,210	17.56%
B-11-3, 239, Jalan Tun Razak, IMBI
50400, Kuala Lumpur, Malaysia

Lim Jun Hao	5,009,602	5.52%
18-7, 6 Ceylon, No. 6, Jalan Ceylon
50200, Kuala Lumpur, Malaysia

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On July 27, 2018, the Company entered into a Subscription Agreement with Ng Boon Chee, whereby Mr. Ng agreed to purchase 269,838 shares of the Company’s common stock at a subscription price of USD$5.00 per share, for an aggregate purchase price of USD$1,348,920 (the “Purchase Price”) to be paid for in Bitcoins. Mr. Ng deposited 165 Bitcoins into the Company’s e-wallet, with an agreed value equal to the Purchase Price. The Company issued 269,838 shares of its common stock to Ng Boon Chee pursuant to the terms of the Subscription Agreement.

On October 1, 2018, the Company entered into a Subscription Agreement with Ng Boon Chee, whereby Mr. Ng agreed to purchase 286,096 shares of the Company’s common stock at a subscription price of $7.50 per share, for an aggregate purchase price of $2,145,716 (the “Purchase Price”) to be paid for in Bitcoins. Mr. Ng deposited 330 Bitcoins into the Company’s e-wallet, with an agreed value equal to the Purchase Price. The Company issued 286,096 shares of its common stock to Ng Boon Chee pursuant to the terms of the Subscription Agreement.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Michael Toh Kok Soon and Alex Henderson, directors, would not be considered independent as they also serves as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC, has served as the Company’s independent registered public accounting firm for years ended July 31, 2019 and July 31, 2018. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended July 31, 2019 and 2018, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Pinnacle Accountancy Group of Utah
	2019	2018
Audit fees	$30,000	$25,200
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$30,000	$25,200

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

TOGA LIMITED

Dated: November 13, 2019	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

Dated: November 13, 2019	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer , Secretary, Treasurer and Member of the Board

