Form 10-Q
period 2019-10-31
Toga Ltd
filed 2019-12-19
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

The number of shares of the issuer’s common stock outstanding as of December 18, 2019 was 91,011,318 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended October 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2019	2019

ASSETS
Current Assets
Cash and cash equivalents	$12,902,002	$14,916,556
Accounts receivable, net	113,976	294,266
Prepaid expense, deposits and other current assets	890,430	1,199,649
Inventories	972,364	162,985
Total Current Assets	14,878,772	16,573,456

Operating lease right-of-use assets	333,798	-
Property and equipment	4,444,834	4,421,252
Intangible asset - goodwill	11,718	11,718
TOTAL ASSETS	$19,669,122	$21,006,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,274,989	$4,221,413
Due to related parties	63,608	1,083
Notes due to related parties	24,126	24,126
Deferred revenue	2,787,099	1,782,252
Income tax payable	93,524	61,215
Operating lease liabilities	111,503	-
Total Current Liabilities	8,354,849	6,090,089

Operating lease liabilities	222,295	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 90,758,279 and 90,762,893 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	9,076	9,076
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	39,037,472	38,993,002
Accumulated other comprehensive income	28,751	69,238
Accumulated deficit	(28,037,066)	(24,210,347)
Total Stockholders’ Equity of Toga Ltd.	11,035,233	14,857,969
Non-controlling interest	56,745	58,368
Total Stockholders' Equity	11,091,978	14,916,337
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,669,122	$21,006,426

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

Revenue	$2,745,986	$742,753
Cost of goods sold	2,408,362	266,822
Gross profit	337,624	475,931

OPERATING EXPENSES
General and administrative expenses	4,180,742	741,303
Research and development	-	59,706
Depreciation	50,803	10,524
Total Operating Expenses	4,231,545	811,533

LOSS FROM OPERATIONS	(3,893,921)	(335,602)

OTHER INCOME (EXPENSE)
Interest income	66,365	174
Interest expense	(385)	(35)
Total Other Income (Expense)	65,980	139

Loss before Income Taxes	(3,827,941)	(335,463)

Income Tax Provision	(401)	-

Net Loss	$(3,828,342)	$(335,463)
Less: Net Loss attributable to non-controlling interest	(1,623)	-
Net Loss attributable to Toga Ltd.	(3,826,719)	(335,463)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(40,487)	(27,507)
Total Comprehensive Loss	$(3,868,829)	$(362,970)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,759,165	71,695,762
NET LOSS PER COMMON SHARE	$(0.04)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended October 31, 2019 and 2018

(Unaudited)

						Accumulated
	Common Stock			Additional		Other		Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Non-controlling Interest	Stockholders' Equity

Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,210,347)	$69,238	$58,368	$14,916,337
Cancellation of common shares	(24,614)	(2)	-	2	-	-	-	-
Reissuance of previously cancelled shares	20,000	2	-	(2)	-	-	-	-
Issuance of stock options	-	-	-	44,470	-	-	-	44,470
Other comprehensive loss	-	-	-	-	-	(40,487)	-	(38,864)
Net loss	-	-	-	-	(3,826,719)	-	(1,623)	(3,828,342)
Balance - October 31, 2019	90,758,279	$9,076	$(3,000)	$39,037,472	$(28,037,066)	$28,751	$56,745	$11,091,978

						Accumulated
	Common Stock			Additional		Other	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	$7,584	$(3,000)	$18,196,387	$(14,686,922)	$(81,503)	$3,432,546

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,828,342)	$(335,463)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	50,803	10,524
Gain on sale of digital currency	-	-
Stock based compensation	44,470	-
Changes in operating assets and liabilities:
Accounts receivable	180,290	71,915
Prepaid expenses and other current assets	309,219	(143,040)
Inventories	(809,379)	-
Accounts payable and accrued liabilities	1,053,576	59,537
Customer deposits	-	-
Deferred revenue	1,004,847	(20,500)
Income tax payable	32,309	-
Net cash used in operating activities	(1,962,207)	(357,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(77,769)	(20,566)
Net cash used in investing activities	(77,769)	(20,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock - cash	-	1,254,151
Proceeds from related parties	66,992	38,225
Repayment to related party	(4,467)	(42,438)
Net cash provided by financing activities	62,525	1,249,938

Effects on changes in foreign exchange rate	(37,103)	51,703

Net increase (decrease) in cash and cash equivalents	(2,014,554)	924,048
Cash and cash equivalents - beginning of period	14,916,556	1,064,672
Cash and cash equivalents - end of period	$12,902,002	$1,988,720

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$2	$20
Reissuance of previously cancelled Common Stock	$2	$-
Operating lease right-of-use assets	$333,798	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Notes to the Condensed Consolidated Financial Statements

October 31, 2019

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

As of October 1, 2019, the Company was approved and upgraded to OTCQX Best Market.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at July 31, 2019, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, that was filed with the SEC on November 14, 2019. The results of operations for the three months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Reclassification of Equity

The Company has reclassified a balance related to Non-controlling interest to Accumulated other comprehensive income (loss) as of July 31, 2019. The impact was an increase of Non-controlling interest of $116,736 and a decrease in the Accumulated other comprehensive income (loss) of $116,736. The equity reclassification was due to an incorrect classification of the Non-controlling interest balance during the year-ended July 31, 2019. These reclassification had no effect on the reported results of operations.

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

As at October 31, 2019, the Company has potentially 123,662 dilutive securities from outstanding stock options, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

Software Development

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed. As of October 31, 2019, none of the costs subsequent to technological feasibility associated with software and development met the criteria for capitalization.

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

As of October 31, 2019, and July 31, 2019, the Company had inventories consisting of finished goods of $972,364 and $162,985, respectively.

Leases

The Company adopted ASC 842 for the recognition of operating leases on office premises commencing from the three months ended October 31, 2019. Under ASC 842, the Company recognizes on the balance sheet the assets and liabilities for the right and obligations from the operating leases.

Equipment and Furniture

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Building	20 years
Renovation	1 to 5 years
Fixtures and Furniture	4 to 5 years
Tools and Equipment	4 to 5 years
Vehicles	3 to 5 years
Computer Equipment	4 to 5 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended October 31, 2019 and 2018, no impairment losses have been identified.

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

Based on the Company’s analysis of goodwill as of October 31, 2019, no indicators of impairment exist. No impairment loss on goodwill was recognized for the three months ended October 31, 2019 and 2018.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Malaysian ringgit. All transactions initiated in Malaysian ringgit (“MYR”), New Taiwan dollar (“NTD”) and Vietnamese dong (“VND”), and Indonesian rupiah (“IDR”) are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

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

	Three Months Ended	Year Ended	Three Months Ended
	October 31,	July 31,	October 31,
	2019	2019	2018
Spot MYR: USD exchange rate	$0.2393	$0.2422	$0.2389
Average MYR: USD exchange rate	$0.2388	$0.2421	$0.2420
Spot NTD: USD exchange rate	$0.0328	$0.0321	$0.0323
Average NTD: USD exchange rate	$0.0322	$0.0323	$0.0325
Spot IDR: USD exchange rate	$0.000071	$0.000071	$0.000066
Average IDR: USD exchange rate	$0.000071	$0.000069	$0.000067
Spot VND: USD exchange rate	$0.000043	$0.000043	$ n/a
Average VND: USD exchange rate	$0.000043	$0.000043	$ n/a

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

Stock-based compensation incurred for the three months ended October 31, 2019 and 2018, respectively, are summarized as follows:

	Three Months Ended
	October 31,
	2019	2018
Vesting of stock options issued to directors and officers	$44,470	$-
Total	$44,470	$-

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

The carrying amounts of cash, accounts payable and other liabilities and accrued interest payable fair value because of the short-term nature of these items.

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

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met. The Company derives its revenues from the following:

-	sale of products through a direct marketing network (approximately $1.7 million)
-	management fees and information technology fees ($60,000)
-	Yippi in-app purchase (approximately $1 million)

The Company analyses whether gross sales, or net sales should be recorded. Since the Company has control over establishing price, and has control over the related costs with earning revenues, it has recorded all revenues at the gross price.

Cash payments received are recorded as deferred revenue until the conditions, stated above, of revenue recognition have been met, specifically all obligations have been met as specified in the related customer contract.

Concentration of Revenue by Customer

During three months ended October 31, 2019, the Company’s concentration of revenue for individual customers above 10% are as follows:

Shen Zhen Shi Ding Shang: 22%
Agel Enterprise International Sdn Bhd: 13% Others: 65%

During three months ended October 31, 2018, the Company’s concentration of revenue for individual customers above 10% are as follows:

•	Agel Enterprise International Sdn Bhd: 45%
•	Others: 55%

Concentration of Revenue by Country:

Three months ended October 31, 2019:

-	Malaysia (TOGL Technology Sdn. Bhd): 47%
-	Indonesia (PT. Toga International Indonesia): 51%
-	United States (Toga Limited): 2%

Three months ended October 31, 2018:

-	Malaysia (TOGL Technology Sdn. Bhd): 92%
-	Indonesia (PT. Toga International Indonesia): 0%
-	United States (Toga Limited): 8%

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

As of October 31, 2019, the Company’s accounts receivable are concentrated 64% with Shen Zhen Shi Ding Shang Internet Tech Co. and 18% with Angel Enterprises International Sdn. Bhd.

As of October 31, 2018, the Company’s accounts receivable are concentrated 55% with Agel Enterprise International Sdn Bhd, and 26% with Fuji Avenue Sdn Bhd.

As of October 31, 2019, the Company’s accounts receivable are concentrated 82% in Malaysia (TOGL Technology Sdn. Bhd) and 18% in United States (Toga Limited).

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

The Company has reviewed and analyzed the above recent accounting pronouncements and notes no material impact on the financial statements as of October 31, 2019.

NOTE 3. PROPERTY AND EQUIPMENT

As of October 31, 2019 and July 31, 2019, the balance of property and equipment represented consisted of the followings:

	October 31,	July 31,
	2019	2019
Building	$3,971,435	$4,019,563
Renovation	232,419	154,120
Fixtures and Furniture	88,703	69,558
Tools and Equipment	121,162	92,493
Vehicles	162,006	163,969
Computer Equipment	28,003	26,256
Total Property and Equipment	4,603,728	4,525,959
Accumulated depreciation	(158,894)	(104,707)
Total Property and Equipment, net	$4,444,834	$4,421,252

Depreciation expense for the three months ended October 31, 2019 and 2018 was $50,803 and $10,524, respectively.

During the three months ended October 31, 2019 and 2018, the Company acquired property and equipment of $77,769 and $20,566, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Notes due to related parties

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company has outstanding notes payable to a related party who is a Company’s director, of $24,126 and $24,126 as of October 31, 2019 and July 31, 2019, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the three ended October 31, 2019 and 2018, the Company borrowed a total amount of $52 and $0 from a related party, Toga Capital, and repaid $332 and $42,438, respectively.

During the three months ended October 31, 2019 and 2018, total expenses paid directly by a related party, Toga Capital, on behalf of the Company were $0 and $38,225, respectively.

During the three months ended October 31, 2019 and 2018, the Company received advancement for a total amount of $66,670 and $0, respectively and repaid $4,135 and $0, respectively, from the Chief Executive Officer of the Company. The amount is non-interest bearing, unsecured and due on demand.

During the three months ended October 31, 2019 and 2018, the Company purchased property and equipment of $0 and $20,566 from related parties, Toga Capital, respectively.

As at October 31, 2019 and July 31, 2019, $63,608 and $1,083 is due to related parties. The amount is non-interest bearing, unsecured and due on demand.

Related party compensation

During the three months ended October 31, 2019 and 2018, the Company incurred director’s fees of $10,000 and $0, respectively, to directors of the Company.

During the three months ended October 31, 2019 and 2018, the Company incurred wages of $45,000 and $0, respectively, to the CFO of the Company.

During the three months ended October 31, 2019 and 2018, the Company granted 3,662 and 0 stock options to Directors and CFO, valued at $44,470 and $0, respectively (See Note 6).

NOTE 5. EQUITY

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

As of October 31, 2019 and July 31, 2019, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.0001 at October 31, 2019.

During the three months ended October 31, 2019, the Company issued 20,000 shares and cancelled 24,614 of common stock, as follows:

•	On September 9, 2019, the Company issued 20,000 shares of common stock to Agel Enterprises. The shares of common stock had previously been paid for.

•	During the three months ended October 31, 2019, the Company cancelled 24,614 shares of common stock.

During the year ended July 31, 2019, the Company issued 21,196,376 shares of common stock, as follows:

•	10,490,362 shares of common stock for cash of $2,098,073 to Agel Enterprise International Sdn Bhd at a price of $0.02 per share.

•	9,078,998 shares of common stock issued for $4,878,440 of digital currency

•	1,156,539 shares of common stock issued valued at $10,015,674 for employee compensation

•	470,477 shares of common stock issued for the acquisition of real properties valued at $3,999,054

On October 29, 2018, a shareholder of the Company canceled 20,000 shares of common stock without consideration for such cancelation.

As of October 31, 2019 and July 31, 2019, 90,758,279 and 90,762,893 shares of the Company’s common stock were issued and outstanding, respectively.

Stock Options

During the three months ended October 31, 2019, the Company granted 3,662 options to the CFO at an exercise price of $0.20 and were valued at the fair value calculated using the Black-Scholes-Merton model. The value of the options was $44,470 and recorded as stock based compensation. The options are subject to a vesting schedule of ⅓ of the options vesting every thirty (30) days.

During the year ended July 31, 2019, the Company granted 120,000 options to the CFO. 60,000 of those options had an exercise price of $0.20 and 60,000 options at an exercise price of $0.40, and were valued at the fair value calculated using the Black-Scholes-Merton model. During the year ended July 31, 2019, the stock options were fully vested . The value of the options was $1,061,017 and recorded as stock based compensation. The options are subject to a vesting schedule of ⅓ of the options vesting every thirty (30) days.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the three months ended October 31, 2019:

For the three months ended October 31, 2019
Fair values	$12.30
Exercise price	$0.20
Expected term at issuance	2 years
Expected average volatility	169.92%
Expected dividend yield	—
Risk-free interest rate	1.73%

A summary of the change in stock options outstanding for the three months ended October 31, 2019 and year ended July 31, 2019 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – July 31 2018	-	$-	$-	$-
Options issued	120,000	0.30	8.84	1.63
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – July 31, 2019	120,000	$0.30	$8.84	$1.63
Options issued	3,662	0.20	12.30	1.75
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – October 31, 2019	123,662	$0.30	$9.01	$1.39

NOTE 6. SEGEMENTED DISCLOSURE

The following table shows operating activities information by geographic segment for the three months ended October 31, 2019 and 2018:

Three Months Ended October 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$60,000	$975,118	$308,472	$-	$1,402,396	$2,745,986
Cost of goods sold	-	1,680,491	40,684	-	687,187	2,408,362
Gross profit	60,000	(705,373)	267,788	-	715,209	337,624

OPERATING EXPENSES
General and administrative expenses	528,298	1,269,705	612,420	7,962	1,762,357	4,180,742
Depreciation	1,256	41,576	1,777	-	6,194	50,803
Total Operating Expenses	529,554	1,311,281	614,196	7,962	1,768,552	4,231,545

LOSS FROM OPERATIONS	(469,554)	(2,016,654))	(346,409)	(7,962)	(1,053,342)	(3,893,921))

OTHER INCOME (EXPENSE)	2,382	24,025	-	27	39,546	65,980

Loss before Income Taxes	(467,172)	(1,992,629)	(346,409)	(7,935)	(1,013,797)	(3,827,941)

Income Tax Provision	-	(385)	-	-	(17)	(401)

Net Loss	$(467,172)	$(1,993,013)	$(346,409)	$(7,935)	$(1,013,814)	$(3,828,342)

During the three months ended October 31, 2019, our Indonesian entities generated sale of products through a direct marketing network of approximately $1.4 million.

During the three months ended October 31, 2019, our Malaysian entities generated advertising revenue from Yippi of approximately $975,000.

During the three months ended October 31, 2019, our Taiwan entity generated revenue through the direct marketing network sales of approximately $308,000.

During the three months ended October 31, 2019, our USA parent company recognized management fee revenue of approximately $60,000 from Agel Enterprise International Sdn Bhd.

During the three months ended October 31, 2019, our Malaysian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

Three Months Ended October 31, 2018	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$451,303	$231,450	$-	$742,753
Cost of goods sold	-	246,584	20,238	-	266,822
Gross profit	60,000	204,719	211,212	-	475,931

OPERATING EXPENSES
General and administrative expenses	328,647	94,770	276,575	41,311	741,303
Research and development	-	59,706	-	-	59,706
Depreciation	-	6,149	1,564	2,811	10,524
Total Operating Expenses	328,647	160,625	278,139	44,122	811,533

LOSS FROM OPERATIONS	(268,647)	44,094	(66,927)	(44,122)	(335,602)

OTHER INCOME (EXPENSE)	-	-	-	139	139

Loss before Income Taxes	(268,647)	44,094	(66,927)	(43,983)	(335,463)

Income Tax Provision	-	-	-	-	-

Net Loss	$(268,647)	$44,094	$(66,927)	$(43,983)	$(335,463)

During the three months ended October 31, 2018, our Malaysian entities generated advertising revenue of approximately $80,000, information technology fee revenue of approximately $48,000 and management fee revenue from Agel Enterprise International Sdn Bhd. of approximately $324,000.

During the three months ended October 31, 2018, our Taiwan entity generated revenue through the direct marketing network sales of approximately $231,000.

During the three months ended October 31, 2018, our USA parent company recognized management fee revenue of $60,000 from Agel Enterprise International Sdn Bhd.

During the three months ended October 31, 2018, our Malaysian entity and USA parent company incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

The following table shows assets information by geographic segment at October 31, 2019 and July 31, 2019:

As of October 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$9,330,627	$752,375	$723,562	$31,776	$4,040,432	$14,878,772
Operating lease right-of-use assets	92,565	22,290	13,888	9,295	195,760	333,798
Property and equipment	30,284	4,294,557	16,840	-	103,153	4,444,834
Intangible assets	-	30,862	-	-	-	30,862
Total assets	$9,453,476	$5,080,940	$754,290	$41,071	$4,339,345	$19,669,122

As of October 31, 2019, our USA parent company has current assets of $9.3 million primarily includes cash and cash equivalents of $9.2 million.

As of October 31, 2019, our Malaysian entities have current assets of $752,000 primarily includes cash and cash equivalents of $109,000, prepaid expenses of $155,000 and accounts receivable of $481,000.

As of October 31, 2019, our Malaysian entities have property and equipment of $4.3 million including land and building of $3.9 million, automobile of $140,000, leasehold improvement of $104,000 and furniture and equipment of $110,000

As of October 31, 2019, our Taiwan entity has current assets of $724,000 primarily includes cash and cash equivalent of $521,000 and inventory of $154,000.

As of October 31, 2019, our Indonesian entities have current assets of $4.0 million primarily includes cash and cash equivalents of $2.7 million, inventory of $806,000 and prepaid expenses of $224,000.

As of October 31, 2019, our Indonesian entities have operating lease right-of-use assets of $196,000.

As of July 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$9,618,099	$1,874,078	$1,016,412	$35,531	$4,029,336	$16,573,456
Property and equipment	-	4,357,148	18,251	-	45,853	4,421,252
Intangible asset - goodwill	-	11,718	-	-	-	11,718
Total assets	$9,618,099	$6,242,944	$1,034,663	$35,531	$4,075,189	$21,006,426

As of July 31, 2019, our USA parent company has current assets of $9.6 million primarily includes cash and cash equivalents of $9.5 million.

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

NOTE 7. LEASES

As of October 31, 2019, the Company owns right-of-use assets under operating leases for eight office premises of $333,798 and operating lease liabilities of $333,798.

October 31, 2019
Office Lease	$333,798
Less: accumulated amortization	-
Right-of-use, net	$333,798

October 31, 2019
Office Lease	$333,798
Less: current portion	(111,503)
Long term portion	$222,295

				As of Oct 31, 2019
				Right-of-use	Lease
Office Premises	Location	Term	Monthly Rent	Assets	Liability
TOGA LTD.	USA	Sep 1 2019 - Aug 31 2020	$9,383	$92,565	$92,565
TOGL TECHNOLOGY SDN BHD	Malaysia	Aug 1 2018 - Jul 31 2020	$2,503	$22,291	$22,291
TOGL TAIWAN BRANCH	Taiwan	Jun 10 2018- Jun 9 2020	$2,030	$13,888	$13,888
TOGA VIETNAM	Vietnam	May 15 2019- May 31 2020	$1,337	$9,295	$9,295
PT TOGL TECHNOLOGY INDONESIA -Menara Mandiri (Cohive) Big room 47	Indonesia	Sept 16 2019 - Dec 15 2019	$861	$861	$861
PT TOGL TECHNOLOGY INDONESIA -Menara Mandiri Small room 86	Indonesia	Sept 9 2019- Dec 8 2019	$373	$373	$373
PT TOGA INTERNATIONAL INDONESIA-office 1 (Plaza Asia)	Indonesia	Feb 1 2019 - Jan 31 2021	$3,413	$50,441	$50,441
PT TOGA INTERNATIONAL INDONESIA-new office 2 (Menara Sudirman)	Indonesia	Aug 1 2019- July 31 2021	$7,008	$144,085	$144,085
				$333,798	$333,798

NOTE 8. SUBSEQUENT EVENTS

On November 7, 2019, the Company issued a total of 253,039 shares of its common stock to twenty-seven (27) of its employees, pursuant to an Employee Stock Bonus Agreement. Pursuant to the terms of such agreement, said shares were fully vested as of July 15, 2019.

On July 29, 2019, TOGL entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real estate property. In furtherance to the purchase of that certain real estate property, the Company entered into a Subscription Agreement with Mammoth dated July 29, 2019 for the purchase of 118,174 shares of the Company’s common stock for an aggregate purchase price of $1,418,087, valued at $12.00, remitted by Mammoth in the form of legal title to the real estate property. As of October 31, 2019, title has not been passed to the Company and no shares have been issued.

The Company has evaluated subsequent events from October 31, 2019 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

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

Forward-Looking Statement

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, forward-looking statements include, but are not limited to:

•	our plans to develop and market new products, enhancements or technologies and the timing of these development and marketing plans;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our estimates of our expenses, future revenues and profitability;

•	our estimates of the size of the markets for our products and services;

•	our expectations related to the rate and degree of market acceptance of our products; and

•	our estimates of the success of other competing technologies that may become available.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed by us with the Securities & Exchange Commission (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we”, “our”, “ours”, “us”, “Toga”, and “the Company” refer only to Toga Limited, and its consolidated subsidiaries and not any other person or entity.

Overview

The Company was incorporated in the State of Delaware on October 23, 2003, under the name Fashionfreakz International Inc. On December 2, 2005, the Company changed its name to Blink Couture, Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers.

In July 2016, the Company changed its name from “Blink Couture, Inc.”, to “Toga Limited”. The Company effected this name change by forming a wholly-owned subsidiary in the State of Delaware on July 21, 2016, with the name Toga Limited. This subsidiary never had any operations, business or assets and was formed purely for the purpose of effecting the Company’s name change pursuant to Delaware General Corporation Law Title 8, Section 251(f). On July 21, 2016, the Company entered into an Agreement and Plan of Merger with the subsidiary, pursuant to which the Company was intended to merge with the subsidiary. This merger was consummated on July 22, 2016 upon the Company’s filing of a Certificate of Merger with the Secretary of State of the State of Delaware and as a result the separate existence of the subsidiary ceased and the name of the Company became “Toga Limited”.

The name change to Toga Limited became effective in the market on December 16, 2016, following approval by the Financial Industry Regulatory Authority, Inc. (FINRA), and in conjunction with the name change, the trading symbol for the Company’s common stock was changed to “TOGL”.

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

On January 11, 2019, the Company’s wholly-owned subsidiary TOGL formed a subsidiary in Vietnam, named TOGL Vietnam Company Limited.

On May 24, 2019, the Company’s wholly-owned subsidiary TOGL formed a subsidiary in Indonesia, named PT TOGL Technology Indonesia.

On May 24, 2019, TOGL acquired 67% of the shares in PT TOGL Technology Indonesia, an Indonesia corporation, and then on June 24, 2019, TOGL acquired 100% shares of WGS Discovery Tours & Travel, a Malaysian based company.

On April 24, 2019, the Company conducted a forward stock split of the outstanding shares of its Common Stock at a ratio of 10:1.

On October 1, 2019, Toga was approved by OTC Markets Group to have its shares are now listed for quotation on the OTCQX electronic quotation service operated by OTC Markets Group Inc. The shares are still traded under the symbol “TOGL.”

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

Description of Business

Toga is a technology company with locations in various jurisdictions throughout Asia. Toga’s operations in these jurisdictions are conducted through various subsidiaries and branch offices, which are described below.

TOGL Technology Sdn. Bhd., Malaysia

In September 2017, the Company incorporated TOGL, a wholly-owned subsidiary in Malaysia. TOGL offers technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services and web applications. TOGL is also instrumental in the development and upgrades to the Yippi App.

TOGL develops Toga Resonance Technology (T-RT). This technology has been used and embedded into Yippi App. T-RT is a three-step prosperity process where our products are programmed with an array of natural frequencies that resonate with the body's natural energy frequencies. It reinforces the body's resonance, returning it to a clearer and more balanced natural state. To date, T-RT has the following 6 features namely Mind Enhancement, Quantum Nutrition, Sleep Enhancement, Relaxation, Quantum Nutrition and Wave. TOGL is continuing to develop more advanced features for potential subscription in the future.

TOGL has strong development experience in instant messaging (IM) application which allows cross platform communication e.g. iOS, Android and Windows. Services or features of IM including A.I. Beauty Call which allows improving user facial appearance in the video call in real-time, Secret Chat which allows secure and untraceable communication, Whiteboard which allows user to illustrate the idea by drawing during calling, Auto Translate which allows seamlessly communication without language barrier and others. All these can be further customized based on customer requirements.

TOGL develops a Social Platform which is highly customizable for different needs. This platform supports both iOS/Android front end and server backend for administrative. It can let users to upload photos, video, text moments to share their life experience and get interaction from theirs friends and family. Live streaming feature is also integrated into the platform. This social platform also has a Credit Point module which user can top-up credit point (e.g. Google Playstore In-App purchase) and buy virtual gift to give to the live streamer as tipping rewards. Currently Yippi App is using this Social Platform for its social messaging application. These services had been package into API as a service to be provided to potential clients.

PT TOGL Technology Indonesia

PT TOGL Technology Indonesia is an Indonesian subsidiary of TOGL Technology Sdn Bhd. It was registered on May 24, 2019. Its business plan consists of technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services and web applications.

PT Toga International Indonesia

PT Toga International Indonesia is a subsidiary of Toga Limited and possess a direct selling license in Indonesia. The main business activities of is retail and selling energy and facial products via direct selling agents through exhibitions, healthy introduction seminars and etc.

Currently, PT Toga offers four (4) types of products: Eostre Energy pendant, Eostre Bio Disc, Eostre Brightening Serum and Eostre Aqua Refresher Spray.

-       Eostre Energy Pendant enhances blood circulation, improves cell reproduction, strengthens immune system, assists in the recuperation of the nervous system and increases attention span.

-       Eostre Bio-Disc energizes water, which in turn prolongs the lifespan of flowers and improves absorption and efficacy of skin care products.

-       Eostre Brightening Serum maintains skin moisture and elasticity, tightens the skin and increases collagen productions.

-       Eostre Refresher Spray refreshes and cleanses the skin from dirt and also works as an anti-oxidant and moisturizer.

TOGL Technology Sdn Bhd – Taiwan Branch Office

TOGL opened a branch office in Taiwan in September 2017. The Taiwan branch possess a direct selling license. The main business activities of is retail and selling healthy and energy products via direct selling agents through exhibitions, healthy introduction seminars and etc.

Currently TOGL’s branch office in Taiwan is selling three (3) types of health-related products - a supplement product and two (2) energy products (Eostre Bio Disc and Eostre Energy Pendant).

Toga Vietnam Company Limited

In January 2019, TOGL formed a wholly-owned subsidiary, Toga Vietnam Company Limited in Vietnam (“Toga Vietnam). Toga Vietnam’s registered lines of business include consulting and repair services related to computer hardware installation, maintenance and repair of machines, including computers and office equipment; software and system consulting, systems analyst, design, maintenance and data processing services; consulting and repair services, programming, software, database, information technology services; and non-specialized wholesale trade, including the importation and distribution of goods in accordance with the laws of Vietnam.

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi. The Company commenced generating advertising revenue from Yippi during the fiscal-year ended July 31, 2019.

Three-Month Period Ended October 31, 2019 Compared to 2018.

Our net loss for the three-month period ended October 31, 2019 was $3,828,342 compared to a net loss of $335,463 for the three-month period ended October 31, 2018. The increase in net loss between the comparable periods was primarily attributable to an increase in general and administrative expenses and compensation.

During the three-month period ended October 31, 2019, we generated revenue of $2,745,986, compared to $742,753 for the three-month period ended October 31, 2018. The increase was due to advertising revenue generated of approximately $930,000 from Yippi apps and direct marketing sales of $1.7M generated during the three months ended October 31, 2019. The increase was also due to the selling of inventory and product through a direct marketing network.

During the three-month period ended October 31, 2019, we incurred cost of goods sold of $2,408,362 compared to $266,822 for the three-month period ended October 31, 2018. The increase was mainly due to cost incurred for the development of Yippi apps during the three months ended October 31, 2019. The increase was also due to the selling of inventory and product through a direct marketing network.

During the three-month period ended October 31, 2019, we incurred general administrative expenses of $4,180,742 compared to $741,303 incurred for the three-month period ended October 31, 2018. General and administrative fee expenses were primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, advertising and promotion, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions. The increase in general and administrative expenses is primarily due to commencing operations through subsidiaries during the three-month period ended October 31, 2019. During the three-month period ended October 31, 2019, we incurred research and development costs of $nil compared to $59,706 for the three-month period ended October 31, 2018.

During the three-month period ended October 31, 2019, we incurred depreciation of $50,803 compared to $10,524 for the three-month period ended October 31, 2018.

During the three-month period ended October 31, 2019, we recognized other income of $65,980 compared to other expense of $139 for the three-month period ended October 31, 2018. Other income consists of interest expense of $385 and other interest income of $66,365 form bank deposits in bank for the three-month period ended October 31, 2019 compared to interest expense of $35 and other interest income of $174 for the three-month period ended October 31, 2018.

Plan of Operation

The Company’s current business activity does not at this time provide positive cash flow, although the Company has commenced generating revenue. During the next twelve months, we anticipate incurring costs related to:

i.	Marketing the Yippi App to users located throughout Asia;

ii.	Investigating, analyzing, and consummating potential acquisition or merger opportunities;

iii.	Other ongoing general and administrative type costs; and

iv.	The preparation and filing of the Company’s financial statements and Exchange Act reports.

We believe that we are nearing the point where we will commence generating a net profit on a quarterly basis from advertising within the Yippi App, although we cannot predict exactly when this will occur. We have begun generating gross revenues and believe our revenue will increase during the current fiscal year. During the prior fiscal year, the Company temporarily adopted selling product through a direct marketing method to assist the Company to generate cash flow to support its operations while the Company continues to develop the Yippi App. We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Yippi App throughout Asia. Because of this, we expect going forward to continue to invest heavily in marketing and advertising. We believe we will be able to meet our operating costs and additional marketing and advertising in excess of our revenues, through additional amounts, as necessary, to be loaned to or invested in us by our stockholders and management, although no agreements have been entered into with anyone.

Liquidity and Capital Resources

As of October 31, 2019, our total assets were $19,669,122 and our total liabilities were $8,577,144 comprised of accounts payable and accrued liabilities, due to related parties and notes due to related parties, deferred revenue, income tax payable and operating lease liabilities

As of July 31, 2019, our total assets were $21,006,426 and our total liabilities were $6,090,089 comprised of accounts payable and accrued liabilities, due to related parties, notes due to related parties, deferred revenue and income tax payable.

Stockholders’ equity of Toga Ltd. decreased from $14,857,969 as of July 31, 2019 to $11,035,233 as of October 31, 2019 due to a net loss during the three months ended October 31, 2019

We had $12,902,002 of cash as of October 31, 2019, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $28,037,066 as of October 31, 2019 compared to accumulated deficit of $24,210,347 as of July 31, 2019. As of October 31, 2019, we had working capital of $6,523,923.

Cash Flow from Operating Activities

We have not generated significant positive cash flow from operating activities. For the three-month period ended October 31, 2019, net cash flows used in operating activities was $1,962,207. Net cash flows used in operating activities was $357,027 for the three-month period ended October 31, 2018. The increase in net cash used in operating activities was mainly due to the increase in net loss and increase in inventories.

Cash Flows from Investing Activities

During the three-month periods ended October 31, 2019 and 2018, we used $77,769 and $20,566, respectively, for purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity instruments. For the three-month period ended October 31, 2019, net cash provided by financing activities was $62,525, consisting of advances and repayment from related parties. For the three-month period ended October 31, 2018, net cash provided by financing activities was $1,249,938, consisting of the sale of shares of our common stock, and advances and repayment from related parties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ending October 31, 2019, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

TOGA LIMITED

Dated: December 18, 2019	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

Dated: December 18, 2019	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

