Form 10-Q
period 2020-01-31
Toga Ltd
filed 2020-03-16
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

(949) 333-1603

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares of the issuer’s common stock outstanding as of March 13, 2020 was 91,011,633 shares, par value $0.0001 per share.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$11,981,078	$14,916,556
Accounts receivable, net	1,688,266	294,266
Prepaid expense, deposits and other current assets	894,269	1,199,649
Inventories	715,977	162,985
Total Current Assets	15,279,590	16,573,456

Operating lease right-of-use assets	257,739	-
Property and equipment, net	4,711,943	4,421,252
Intangible asset - goodwill	11,718	11,718
TOTAL ASSETS	$20,260,990	$21,006,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,432,688	$4,221,413
Due to related parties	77,131	1,083
Notes due to related parties	-	24,126
Deferred revenue	5,283,217	1,782,252
Income tax payable	20,802	61,215
Operating lease liabilities	215,913	-
Total Current Liabilities	11,029,751	6,090,089

Operating lease liabilities	41,826	-
Total Liabilities	11,071,577	6,090,089

Shareholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 91,011,633 and 90,762,893 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	9,101	9,076
Common stock subscribed; 0 and 30,000,000 common shares as of January 31, 2020 and July 31, 2019, respectively	-	(3,000)
Additional paid-in capital	42,399,205	38,993,002
Accumulated other comprehensive income	10,455	69,238
Accumulated deficit	(33,279,407)	(24,210,347)
Total Shareholders’ Equity of Toga Ltd.	9,139,354	14,857,969
Non-controlling interest	50,059	58,368
Total Shareholders' Equity	9,189,413	14,916,337
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,260,990	$21,006,426

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

Revenue	$3,796,869	$856,383	$6,542,855	$1,599,136
Cost of goods sold	1,976,822	186,430	4,385,184	244,223
Gross profit	1,820,047	669,953	2,157,671	1,354,913

OPERATING EXPENSES
Selling, General and administrative expenses	2,292,959	786,832	5,158,769	1,293,873
Salaries and wages	4,261,695	456,786	5,101,913	648,164
Professional fees	458,473	318,022	933,588	629,641
Depreciation	135,460	13,139	186,263	23,663
Total Operating Expenses	7,148,587	1,574,779	11,380,533	2,595,341

LOSS FROM OPERATIONS	(5,328,540)	(904,826)	(9,222,862)	(1,240,428)

OTHER INCOME (EXPENSE)
Interest income	82,325	2,547	148,690	2,721
Interest expense	(2,812)	(32)	(3,197)	(67)
Total Other Income (Expense)	79,513	2,515	145,493	2,654

Net Loss	$(5,249,027)	$(902,311)	$(9,077,369)	$(1,237,774)
Less: Net Loss attributable to non-controlling interest	(6,686)	-	(8,309)	-
Net Loss attributable to Toga Ltd.	(5,242,341)	(902,311)	(9,069,060)	(1,237,774)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(18,296)	122,885	(58,783)	95,378
Total Comprehensive Loss	$(5,267,323)	$(779,426)	$(9,136,152)	$(1,142,396)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	90,995,130	80,222,501	90,877,148	78,029,890
NET LOSS PER COMMON SHARE	$(0.06)	$(0.01)	$(0.10)	$(0.02)

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

For the Six Months Ended January 31, 2020

	Common Stock			Additional		Accumulated Other Comprehensive	Non-	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	controlling Interest	Shareholders' Equity

Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,210,347)	$69,238	$58,368	$14,916,337
Cancellation of common shares	(24,614)	(2)	-	2	-	-	-	-
Reissuance of previously cancelled shares	20,000	2	-	(2)	-	-	-	-
Issuance of stock options	-	-	-	44,470	-	-	-	44,470
Other comprehensive loss	-	-	-	-	-	(40,487)	-	(40,487)
Net loss	-	-	-	-	(3,826,719)	-	(1,623)	(3,828,342)
Balance - October 31, 2019	90,758,279	9,076	(3,000)	39,037,472	(28,037,066)	28,751	56,745	11,091,978
Issuance of common shares for employee compensation	253,354	25	-	3,294,018	-	-	-	3,294,043
Issuance of stock options	-	-	-	43,589	-	-	-	43,589
Proceeds from common stock subscribed	-	-	3,000	-	-	-	-	3,000
Forgiveness of related party note	-	-	-	24,126	-	-	-	24,126
Other comprehensive loss	-	-	-	-	-	(18,296)	-	(18,296)
Net loss	-	-	-	-	(5,242,341)	-	(6,686)	(5,249,027)
Balance - January 31, 2020	91,011,633	$9,101	$-	$42,399,205	$(33,279,407)	$10,455	$50,059	$9,189,413

For the Six Months Ended January 31, 2019

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders' Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	7,584	(3,000)	18,196,387	(14,686,922)	(81,503)	3,432,546
Issuance of common shares for cash	2,993,121	299	-	598,327	-	-	598,626
Issuance of common shares for digital currency	8,575,916	858	-	3,802,822	-	-	3,803,680
Cancellation of common shares	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	122,885	122,885
Net loss	-	-	-	-	(902,311)	-	(902,311)
Balance - January 31, 2019	87,406,316	$8,741	$(3,000)	$22,597,536	$(15,589,233)	$41,382	$7,055,426

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,077,369)	$(1,237,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	186,263	23,663
Stock based compensation	3,382,102	-
Changes in operating assets and liabilities:
Accounts receivable	(1,385,503)	290,180
Prepaid expenses, deposits and other current assets	313,610	(193,019)
Inventories	(538,320)	-
Accounts payable and accrued liabilities	1,124,069	252,794
Deferred revenue	3,500,637	(20,500)
Income tax payable	(40,412)	-
Operating lease liabilities	(76,059)	-
Net cash used in operating activities	(2,610,982)	(884,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(362,986)	(134,919)
Net cash used in investing activities	(362,986)	(134,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscribed	3,000	-
Proceeds from issuance of common stock	-	1,852,777
Proceeds from related parties	100,841	78,334
Repayment to related party	(24,793)	(56,524)
Net cash provided by financing activities	79,048	1,874,587

Effects on changes in foreign exchange rate	(40,558)	77,661

Net change in cash and cash equivalents	(2,935,478)	932,673
Cash and cash equivalents - beginning of period	14,916,556	1,064,672
Cash and cash equivalents - end of period	$11,981,078	$1,997,345

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$2	$20
Reissuance of previously cancelled Common Stock	$2	$-
Debt forgiven by related party	$24,126	$-
Operating lease right-of-use assets	$333,798	$-
Common shares issued for digital currency	$-	$3,803,680

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited

Notes to Condensed Consolidated Financial Statements

January 31, 2020

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Toga Limited for the year ended July 31, 2019, that was filed with the SEC on November 14, 2019.

When used in these notes, the terms “Toga Limited,” “Company,” “we,” “us” and “our” mean Toga Limited and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020.

Reclassification

Income statement

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Equity statement

The Company has reclassified a balance related to Non-controlling interest to Accumulated other comprehensive income as of July 31, 2019. The impact was an increase of Non-controlling interest of $116,736 and a decrease in the Accumulated other comprehensive income of $116,736. The equity reclassification was due to an incorrect classification of the Non-controlling interest balance during the year-ended July 31, 2019.

These reclassifications had no effect on the reported results of operations.

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

As at January 31, 2020, the Company has potentially 126,792 dilutive securities from outstanding stock options, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

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

As of January 31, 2020, and July 31, 2019, the Company had inventories consisting of finished goods of $715,977 and $162,985, respectively.

Leases

Effective August 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. Upon adoption, the Company recorded $333,798 of right-of-use (“ROU”) assets and $333,798 of lease liabilities on its Condensed Consolidated Balance Sheet.

Equipment and Furniture

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Building	20 years
Renovation	1 to 5 years
Fixtures and Furniture	4 to 5 years
Tools and Equipment	4 to 5 years
Vehicles	3 to 5 years
Computer Equipment	4 to 5 years
Software	3 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended January 31, 2020 and 2019, no impairment losses have been identified.

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

Stock-based compensation incurred for the six months ended January 31, 2020 and 2019, respectively, are summarized as follows:

	Six Months Ended
	January 31,
	2020	2019
Vesting of stock options issued to directors and officers	$88,059	$-
Common stock issued to employees	3,294,043	-
Total	$3,382,102	$-

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

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met. During the six months ended January 31, 2020, the Company derived its revenues from the following:

1) Sale of products through a direct marketing network (approximately $3.3 million). Invoices are prepared for all sale of products through a direct marketing network. In accordance with ASC 606, the sale of products through direct marketing network are recognized when:

i. Invoice has been generated and provided to the customer

ii. Performance obligations of delivery of products are stated in the invoice

iii. Transaction price has been identified in the invoice

iv. The Company has allocated the transaction price to performance obligation in the invoice

v. The Company has shipped out the product and therefore satisfied the performance obligation

2) Yippi in-apps purchase (approximately $2.1 million). In accordance with ASC 606 revenue related to in-app purchases are recognized when:

i. Invoice or receipt has been generated upon in-app purchase

ii. Performance obligations of delivery of in-app purchases are stated or implied on purchase portal

iii. Transaction price has been identified in the in-app purchase

iv. The Company has allocated the transaction price to implied performance obligation. In regards to in-apps purchases, there is a lag in between the time where a customer makes in-apps purchase and the time that the customer spends the in-app purchase and/or points.

v. The Company has provided the in-app purchase to the end user. When the end-user utilizes the in-apps purchase and/or points, revenue is recognized at that point in time only to the extent of the in-app point usage. All in-app purchases that have not been utilized by the end-user are recorded as deferred revenue until the point in which they are utilized by the end-user, at which time they will be recorded as revenue.

3) Togago platform revenue (approximately $772,000). In accordance with ASC 606 revenue related to Togago platform revenue purchases are recognized when:

i. Invoice or receipt has been generated upon Togago platform purchase

ii. Performance obligations of delivery of products and services are stated or implied on purchase portal

iii. Transaction price has been identified in the platform purchase

iv. The Company has allocated the transaction price to implied performance obligation

v. The Company has received confirmation from the third-party booking that satisfied the performance obligation

4) Royalty fees (approximately $240,000). In accordance with ASC 606 revenue related to in-app purchases are recognized when:

i. Contract has been signed by both parties for licensing and/or royalty fees

ii. Performance obligations of delivery of products are stated or implied in the contract

iii. Transaction price has been identified in the contract

iv. The Company has allocated the transaction price to performance obligations per contract

v. The Company has provided licensing to the end user and therefore satisfied the performance obligation

5) Advertising revenue (approximately $144,000). In accordance with ASC 606 revenue related to in-app purchases are recognized when:

i. Contract has been signed by both parties for advertising to be provided within apps

ii. Performance obligations of delivery of advertising are implied in the contract

iii. Transaction price has been identified in the contract

iv. The Company has allocated the transaction price to advertising performance obligations per contract

v. The Company has provided in app advertising in accordance with the contract and has therefore satisfied the performance obligation

The Company analyses whether gross sales, or net sales should be recorded. Since the Company has control over establishing price, and has control over the related costs with earning revenues, it has recorded all revenues at the gross price.

Deferred Revenue

Deferred revenue mostly consists of Yippi in-app purchases received from users in advance of revenue recognition (see Note 4). The increase in the deferred revenue balance for the year ended December 31, 2019 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Concentration of Revenue by Customer

During the three and six months ended January 31, 2020 and 2019, the Company’s concentration of revenue for individual customers above 10% are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Agel Enterprises International Sdn. Bhd.	10.3%	42%	10.3%	42%
Shen Zhen Ding Shang Network Technology	34.4%	-%	36.9%	-%
AppAsia International Sdn. Bhd.	14.6%	-%	9.8%	-%

Concentration of Revenue by Country:

During the three and six months ended January 31, 2020 and 2019, the Company’s concentration of revenue by country are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Malaysia (TOGL Technology Sdn. Bhd)	55%	92%	52%	92%
Indonesia (PT Toga International Indonesia)	41%	-	44%	-%
United States (Toga Limited)	4%	8%	4%	8%

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

As of January 31, 2020, the Company’s accounts receivable are concentrated 54% with Shen Zhen Shi Ding Shang Internet Tech Co., 21% with Angel Enterprises International Sdn. Bhd. and 18% with AppAsia International Sdn Bhd.

As of January 31, 2019, the Company’s accounts receivable are concentrated 97% with Agel Enterprise International Sdn Bhd.

As of January 31, 2020, the Company’s accounts receivable are concentrated 98% in Malaysia (TOGL Technology Sdn. Bhd).

As of January 31, 2019, the Company’s accounts receivable are concentrated 74% in Malaysia (TOGL Technology Sdn. Bhd), 26% in United States (Toga Limited).

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-08 “Collaborative Arrangements” (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 “Revenue from Contracts with Customers.” The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with a collaborative arrangement participants that are not directly related to sales to third parties. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and therefore does not currently expect the adoption of this standard to have a material effect on its Consolidated Financial Statements. The Company plans to adopt this ASU either on the effective date of August 1, 2020 or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within this ASU.

The Company has reviewed and analyzed the above recent accounting pronouncements and notes no material impact on the financial statements as of January 31, 2020.

NOTE 2. PROPERTY AND EQUIPMENT

As of January 31, 2020 and July 31, 2019, property and equipment consisted of the following:

	January 31,	July 31,
	2020	2019
Building	$4,052,755	$4,019,563
Renovation	268,842	154,120
Fixtures and furniture	118,829	69,557
Tools and equipment	138,085	92,494
Vehicles	165,323	163,969
Computer equipment	45,436	26,256
Software	145,000	-
	4,934,270	4,525,959
Accumulated depreciation	(222,327)	(104,707)
	$4,711,943	$4,421,252

Depreciation expense for the six months ended January 31, 2020 and 2019 was $186,263 and $23,663, respectively.

During the six months ended January 31, 2020 and 2019, the Company acquired property and equipment of $362,986 and $134,919, respectively.

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of January 31, 2020 and July 31, 2019, accounts payable and accrued liabilities consisted of the following:

	January 31, 2020	July 31, 2019
Trades payable	$3,568,565	$3,948,695
Wages and commission accruals	1,175,584	166,752
Other accruals	688,539	105,966
	$5,432,688	$4,221,413

NOTE 4. DEFERRED REVENUE

Deferred revenue by segment were as follows:

	January 31, 2020	July 31, 2019
Malaysia	$5,256,880	$1,548,398
Taiwan	26,337	142,939
Indonesia	-	90,915
	$5,283,217	$1,782,252

Changes in deferred revenue were as follows:

Six Months Ended
January 31, 2020
Balance, beginning of period	$1,782,252
Deferral of revenue	6,864,924
Recognition of deferred revenue	(3,363,959)
Balance, end of period	$5,283,217

Deferred revenue is entirely comprised of revenue associated with Yippi in-apps purchase. Refer to the Revenue Recognition policy (Note 1). Deferred revenue meets the performance obligations required to recognize when the end-user of the in-apps purchases utilizes the points included in their in-app purchase.

Revenue allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $5,283,217 as of January 31, 2020. We expect to recognize all of this revenue over the next 12 months.

NOTE 5. RELATED PARTY TRANSACTIONS

Notes due to related parties

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company had an outstanding notes payable to a related party who is a Company’s director, of $24,126 as of July 31, 2019. During the period ended January 31, 2020, the related party forgave this note and the Company recorded this amount to additional paid-in capital.

Due to related parties

During the six months ended January 31, 2020 and 2019, the Company borrowed a total amount of $21,845 and $0 from a related party, Toga Capital, and repaid $1,493 and $56,524, respectively.

During the six months ended January 31, 2020 and 2019, total expenses paid directly by a related party, Toga Capital, on behalf of the Company were $0 and $65,925, respectively.

During the six months ended January 31, 2020 and 2019, the Company received advancement of $78,996 and $12,409 and repaid $23,300 and $0, respectively, from the Chief Executive Officer of the Company. The amount is non-interest bearing, unsecured and due on demand.

During the six months ended January 31, 2020 and 2019, the Company purchased property and equipment of $0 and $20,566 from a related party, Toga Capital, respectively.

As at January 31, 2020 and July 31, 2019, $77,131 and $1,083 is due to related parties. The amount is non-interest bearing, unsecured and due on demand.

Related party compensation

During the six months ended January 31, 2020 and 2019, the Company incurred director’s fees of $20,000 and $0, respectively, to directors of the Company.

During the six months ended January 31, 2020 and 2019, the Company incurred consulting fees of $15,000 and $0, respectively, to a director of the Company.

During the six months ended January 31, 2020 and 2019, the Company incurred wages of $90,000 and $0, respectively, to the Company’s Chief Financial Officer.

During the six months ended January 31, 2020 and 2019, the Company granted 6,792 and 0 stock options to Directors and Chief Financial Officer, valued at $88,060 and $0, respectively (see Note 6).

NOTE 6. CHANGES IN EQUITY

Common stock

During the six months ended January 31, 2020, the Company issued 273,354 shares and cancelled 24,614 of common stock, as follows:

•	On September 5, 2019, the Company cancelled 24,614 shares of common stock.

•

On September 9, 2019, the Company issued 20,000 shares of common stock to Agel Enterprises International Sdn Bhd. The shares were issued for no value, to correct for shares that were cancelled in error in October 2018.

•	253,039 shares of common stock issued valued at $3,289,507 for employee compensation, based on trading prices.

•	315 shares of common stock issued valued at $4,536 to directors, based on trading prices.

During the year ended July 31, 2019, the Company issued 21,196,376 shares of common stock, as follows:

•	10,490,362 shares of common stock for cash of $2,098,073 to Agel Enterprise International Sdn Bhd, who is a related party, at a price of $0.02 per share.

•	9,078,998 shares of common stock issued for $4,878,440 of digital currency

•	1,156,539 shares of common stock issued valued at $10,015,674 for employee compensation

•	470,477 share of common stock issued for the acquisition of real properties valued at $3,999,054

Stock Options

During the six months ended January 31, 2020, the Company granted 6,792 options to the CFO at an exercise price of $0.20 and were valued at the fair value calculated using the Black-Scholes-Merton model. The value of the options was $88,059 and recorded as stock-based compensation. The options are subject to a vesting schedule of one-third of the options vesting every thirty (30) days.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the six months ended January 31, 2020:

	For the six months ended January 31, 2020
Fair values	$12.30-14.12
Exercise price	$0.20
Expected term at issuance	1	year
Expected average volatility	89.04-169.92%
Expected dividend yield	—
Risk-free interest rate	1.56-1.73%

A summary of the change in stock options outstanding for the six months ended January 31, 2020 are as follows:

				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – July 31, 2019	120,000	$0.30	$8.84	$1.63
Options issued	6,792	0.20	12.30	1.50
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – January 31, 2020	126,792	$0.29	$9.13	$1.15

NOTE 7. LEASES

We have operating leases primarily for real estate.

As of January 31, 2020, the Company owns right-of-use (“ROU”) assets under operating leases for eight office premises of $257,739 and operating lease liabilities of $257,739.

January 31, 2020
Operating lease ROU assets	$257,739
Current portion of operating lease liabilities	215,913
Noncurrent portion of operating lease liabilities	41,826
Total operating lease liabilities	$257,739

Information associated with the measurement of our remaining operating lease obligations as of January 31, 2020 is as follows:

Weighted-average remaining lease term	0.71	years
Weighted-average discount rate	3.99%

The following table summarizes the maturity of our operating liabilities as of January 31, 2020:

Year ended July 31,
2020 (remaining six months)	$219,219
2021	42,048
Total operating lease payments	261,267
Less: Imputed interest	3,528
Total operating lease liabilities	$257,739

We had operating lease costs of $76,059 for the six months ended January 31, 2020.

Our leases have remaining lease terms of 4 months to 1.5 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

NOTE 8. SEGEMENTED DISCLOSURE

The following table shows operating activities information by geographic segment for the three and six months ended January 31, 2020 and 2019:

Three Months Ended January 31, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$180,000	$1,827,603	$315,495	$-	$1,473,771	$3,796,869
Cost of goods sold	-	1,226,464	30,485	-	719,873	1,976,822
Gross profit	180,000	601,139	285,010	-	753,898	1,820,047

OPERATING EXPENSES
Selling, General and administrative expenses	70,351	556,947	266,860	334	1,398,467	2,292,959
Salaries and wages	3,392,632	664,319	16,324	3,135	185,285	4,261,695
Professional fees	272,553	22,258	3,297	311	160,054	458,473
Depreciation	31,536	50,111	7,682	3,965	42,166	135,460
Total Operating Expenses	3,767,072	1,293,635	294,163	7,745	1,785,972	7,148,587

LOSS FROM OPERATIONS	(3,587,072)	(692,496)	(9,153)	(7,745)	(1,032,074)	(5,328,540)

OTHER INCOME (EXPENSE)	1,695	1,629	260	(22)	75,951	79,513

Net Loss	$(3,585,377)	$(690,867)	$(8,893)	$(7,767)	$(956,123)	$(5,249,027)

During the three months ended January 31, 2020, our Indonesian entities generated sale of products through a direct marketing network of approximately $1.5 million.

During the three months ended January 31, 2020, our Malaysian entities generated revenue from Yippi in-app purchases of approximately $1.1 million and revenue from Togago platform of approximately $767,000.

During the three months ended January 31, 2020, our Taiwan entity generated revenue through the direct marketing network sales of approximately $315,000.

During the three months ended January 31, 2020, our USA parent company recognized royalty fee revenue of approximately $180,000 from Agel Enterprise International Sdn Bhd. and Toga Japan.

During the three months ended January 31, 2020, our Malaysian (includes Taiwan) and Indonesian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

Three Months Ended January 31, 2019

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$332,554	$463,829	$-	$856,383
Cost of goods sold	-	139,380	47,050	-	186,430
Gross profit	60,000	193,174	416,779	-	669,953

OPERATING EXPENSES
Selling, General and administrative expenses	20,557	252,833	513,037	405	786,832
Salaries and wages	-	423,333	17,464	15,989	456,786
Professional fees	247,681	48,088	2,821	19,432	318,022
Depreciation	-	8,518	1,788	2,833	13,139
Total Operating Expenses	268,238	732,772	535,110	38,659	1,574,779

LOSS FROM OPERATIONS	(208,238)	(539,598)	(118,331)	(38,659)	(904,826)

OTHER INCOME (EXPENSE)	-	2,231	154	130	2,515

Net Loss	$(208,238)	$(537,367)	$(118,177)	$(38,529)	$(902,311)

During the three months ended January 31, 2019, our Malaysian entities recognized management fee revenue of approximately $219,000 and advertising revenue of approximately $65,000.

During the three months ended January 31, 2019, our Taiwan entity generated revenue through the direct marketing network sales of approximately $464,000.

During the three months ended January 31, 2019, our USA parent company recognized royalty fee revenue of approximately $60,000 from Agel Enterprise International Sdn Bhd.

During the three months ended January 31, 2019, our Malaysian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

Six Months Ended January 31, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$2,803,170	$623,518	$-	$2,876,167	$6,542,855
Cost of goods sold		2,906,955	71,169	-	1,407,060	4,385,184
Gross profit	240,000	(103,785)	552,349	-	1,469,107	2,157,671

OPERATING EXPENSES
Selling, General and administrative expenses	167,621	1,238,165	806,793	4,712	2,941,478	5,158,769
Salaries and wages	3,492,102	1,338,978	28,478	6,270	236,085	5,101,913
Professional fees	604,111	56,481	3,619	760	268,617	933,588
Depreciation	32,792	91,687	9,459	3,965	48,360	186,263
Total Operating Expenses	4,296,626	2,725,311	848,349	15,707	3,494,540	11,380,533

LOSS FROM OPERATIONS	(4,056,626)	(2,829,096)	(296,000)	(15,707)	(2,025,433)	(9,222,862)

OTHER INCOME (EXPENSE)	4,077	25,654	260	5	115,497	145,493

Net Loss	$(4,052,549)	$(2,803,442)	$(295,740)	$(15,702)	$(1,909,936)	$(9,077,369)

During the six months ended January 31, 2020, our Indonesian entities generated sale of products through a direct marketing network of approximately $2.9 million.

During the six months ended January 31, 2020, our Malaysian entities generated revenue from Yippi in-app purchases of approximately $2.0 million and revenue from Togago platform of approximately of $772,000.

During the six months ended January 31, 2020, our Taiwan entity generated revenue through the direct marketing network sales of approximately $624,000.

During the six months ended January 31, 2020, our USA parent company recognized royalty fee revenue of approximately $240,000 from Agel Enterprise International Sdn Bhd. and Toga Japan.

During the six months ended January 31, 2020, our Malaysian and Indonesian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

Six Months Ended January 31, 2019

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$120,000	$783,857	$695,279	$-	$1,599,136
Cost of goods sold	-	176,935	67,288	-	244,223
Gross profit	120,000	606,922	627,991	-	1,354,913

OPERATING EXPENSES
Selling, General and administrative expenses	65,614	426,096	779,756	22,407	1,293,873
Salaries and wages	-	593,436	25,901	28,827	648,164
Professional fees	531,271	74,227	4,240	19,903	629,641
Depreciation	-	14,667	3,352	5,644	23,663
Total Operating Expenses	596,885	1,108,426	813,249	76,781	2,595,341

LOSS FROM OPERATIONS	(476,885)	(501,504)	(185,258)	(76,781)	(1,240,428)

OTHER INCOME (EXPENSE)	-	2,231	154	269	2,654

Net Loss	$(476,885)	$(499,273)	$(185,104)	$(76,512)	$(1,237,774)

During the six months ended January 31, 2019, our Malaysian entities recognized management fee revenue of $542,000 and advertising revenue of approximately $145,000.

During the six months ended January 31, 2019, our Taiwan entity generated revenue through the direct marketing network sales of approximately $695,000.

During the six months ended January 31, 2019, our USA parent company recognized royalty fee revenue of approximately $120,000 from Agel Enterprise International Sdn Bhd.

During the six months ended January 31, 2019, our Malaysian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

The following table shows assets information by geographic segment at January 31, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$8,951,144	$2,261,941	$671,651	$30,635	$3,364,219	$15,279,590
Operating lease right-of-use assets	65,089	14,919	8,027	5,330	164,374	257,739
Property and equipment, net	32,024	4,493,742	15,121	-	171,056	4,711,943
Intangible assets - goodwill	-	11,718	-	-	-	11,718
Total assets	$9,048,257	$6,782,320	$694,799	$35,965	$3,699,649	$20,260,990

As of January 31, 2020, our USA parent company has current assets of $8.9 million primarily includes cash and cash equivalents of $8.8 million.

As of January 31, 2020, our Malaysian entities have current assets of $2.3 million primarily includes cash and cash equivalents of $345,000, prepaid expenses and other current assets of $555,000 and accounts receivable of $1.4 million.

As of January 31, 2020, our Malaysian entities have property and equipment of $4.5 million including land and building of $3.9 million, software of $145,000, automobile of $135,000, leasehold improvement of $99,000 and furniture and equipment of $110,000

As of January 31, 2020, our Taiwan entity has current assets of $672,000 primarily includes cash and cash equivalent of $445,000 and inventory of $187,000.

As of January 31, 2020, our Indonesian entities have current assets of $3.4 million primarily includes cash and cash equivalents of $2.1 million, inventory of $521,000, prepaid expenses and other current assets of $416,000 and accounts receivable of $300,000.

As of January 31, 2020, our Indonesian entities have operating lease right-of-use assets of $164,000.

NOTE 9. SUBSEQUENT EVENTS

On July 29, 2019, TOGL entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real estate property. In furtherance to the purchase of that certain real estate property, the Company entered into a Subscription Agreement with Mammoth dated July 29, 2019 for the purchase of 118,174 shares of the Company’s common stock for an aggregate purchase price of $1,418,087, valued at $12.00, remitted by Mammoth in the form of legal title to the real estate property. As of January 31, 2020, title has not been passed to the Company and no shares have been issued.

The Company has evaluated subsequent events from January 31, 2020 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

Forward-Looking Statement

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, forward-looking statements include, but are not limited to:

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this Quarterly Report and in the other documents filed by us with the Securities and Exchange Commission (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we,” “our,” “ours,” “us,” “Toga Limited,” and “the Company” refer only to Toga Limited, and its consolidated subsidiaries and not any other person or entity.

Overview

The Company was incorporated in the State of Delaware on October 23, 2003, under the name Fashionfreakz International Inc. On December 2, 2005, the Company changed its name to Blink Couture, Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers.

In July 2016, the Company changed its name from “Blink Couture, Inc.”, to “Toga Limited”. The Company effected this name change by forming a wholly-owned subsidiary in the State of Delaware on July 21, 2016, with the name Toga Limited. This subsidiary never had any operations, business or assets and was formed purely for the purpose of effecting the Company’s name change pursuant to Delaware General Corporation Law Title 8, Section 251(f). On July 21, 2016, the Company entered into an Agreement and Plan of Merger with the subsidiary, pursuant to which the Company was intended to merge with the subsidiary. This merger was consummated on July 22, 2016 upon the Company’s filing of a Certificate of Merger with the Secretary of State of the State of Delaware and as a result the separate existence of the subsidiary ceased, and the name of the Company became “Toga Limited”.

The name change to Toga Limited became effective in the market on December 16, 2016, following approval by the Financial Industry Regulatory Authority, Inc. (“FINRA”), and in conjunction with the name change, the quotation symbol for the Company’s common stock, $0.0001 per share (“Common Stock”), was changed to “TOGL”.

The Company incorporated a wholly-owned subsidiary, TOGL Technology Sdn. Bhd. (“TOGL Technology”) in Malaysia on September 26, 2017.

The Company incorporated a subsidiary, PT. Toga International Indonesia (“PT Toga Indonesia”), in Indonesia on November 23, 2017. The Company owns a 95% interest in PT Toga Indonesia in partnership with an Indonesian citizen owning a 1.5% interest, a Malaysian citizen owning a 2% interest, and a Malaysian citizen owning a 1.5% interest.

In 2017, the Company commenced development of a social media app for mobile devices called “Yippi”, or the “Yippi App”. The Company commenced development with the hiring of a Chief Technology Officer and development team.

On April 1, 2018, the Company entered into a Trademark License Agreement with Agel Enterprises International Sdn. Bhd., a Malaysian company (“Agel”), for use of the Yippi name and logo.

On July 10, 2018, we changed our state of incorporation from the State of Delaware to the State of Nevada (the “Reincorporation”) due to the annual cost of incorporation in Delaware. The Reincorporation was accomplished by filing Articles of Incorporation and Articles of Domestication with the Secretary of State of the State of Nevada, as a well as a Certificate of Conversion with the Secretary of State of the State of Delaware.

On May 28, 2018, the Company’s wholly-owned subsidiary, TOGL Technology, formed a branch office in Taiwan.

On January 11, 2019, the Company’s wholly-owned subsidiary, TOGL Technology, formed a subsidiary in Vietnam, named Toga Vietnam Company Limited (“Toga Vietnam”).

On May 1, 2019, TOGL Technology entered into a Yipps Agreement with Agel for the purchase and distribution of Yipps, points that can be used by the Yippi App users located in Malaysia.

On May 1, 2019, Toga Limited entered into a Yipps Agreement with Toga Japan, a separate entity from Toga Limited and subsidiaries and branch offices, for the purchase and distribution of Yipps to the Yippi App user located in Japan.

On May 24, 2019, the Company’s wholly-owned subsidiary TOGL Technology formed a subsidiary in Indonesia, named PT TOGL Technology Indonesia (“PT TOGL Indonesia”). TOGL Technology owns a 67% interest in PT TOGL Technology Indonesia in partnership with PT. Aviva Tata Karya, an Indonesian entity which owns the remaining 33% interest.

On June 24, 2019, TOGL Technology acquired 100% shares of WGS Discovery Tours & Travel, a Malaysian based company.

On August 1, 2019, Toga Limited entered into a Trademark License Agreement with Toga Japan, for the use of the Yippi name and logo for promotional use.

Business Development

The Yippi App is a messaging app with a focus on entertainment and security. It is fast, simple, secure, and free. Yippi seamlessly syncs a user’s normal messages and secret messages into one application. Users can send an unlimited number of messages, photos, and voice messages. Yippi groups allow users to send broadcasts to up to 100 contacts at a time. Users download the Yippi App through the Apple App Store, Google Play, or the Amazon App Store. Revenue is generated from selling advertising, emoji stickers, and special filters, effects, and features for use with Yippi.

In addition, our users bring business opportunities from all over the world to other users all over the world. We offer different platforms through the Yippi App, including online-to-offline, business-to-business, business-to-customer, and customer-to-customer to help business owners promote their businesses on Yippi.

Yippi App Features

Social Messaging

Messaging

Yippi has embedded and enhanced the quality of voice & video calls for the ease of connectivity to anyone anywhere. We expanded on the functions of our chat application in making the action of contacting friends and family with choices of text, voice, and video calls that are parallel with leading chat applications in the market.

The quality of voice and video calls made via Yippi is clear, and, as with other chat applications, is dependent on network strength. We believe the simplicity of placing a call or a video call will be further enhanced with the advancement of technology and data speed packets as 5G connectivity is upon us.

From its launch in July 2017, we have continued to develop and expand this messaging feature within the Yippi App, not just with regards to peer-to-peer calls, but also improving group calls. Group video calls enable a tele-conference from individual smartphones, anytime and anywhere; in line with the ease of communications on the go. Yippi offers a group video call of up to 9 video feeds at the moment. Continued enhancement of this feature is important to us as we strive to offer the market standard of quality of voice and video calls to our users.

Stickers

Since its release in July 2017, the Yippi App has been packed with pre-loaded stickers (“Stickers”) that are suitable for any occasion.

We firmly believe that Stickers opens up a whole new avenue for aspiring graphic designers to create and sell their artwork stickers.

For example, the revenue-generating sticker pioneered by the Line chat app has achieved tremendous success in generating revenue from its users through affordable e-stickers ever since its inception in 2010 and has steadily been a part of the its source of income; albeit with extensive competition from other chat apps’ introduction of their own stickers.

We are committed to bringing the next evolution of Stickers to market and providing creative creators an opportunity to share in our technological advances. The Yippi App provides a platform for sticker creations and development, with written tutorials and market trends provided to the creators upon request. This may include the next evolution of “Motion Stickers,” “Animated GIFs,” and cinemographs with snippets of sound/voice, which would further differentiate and modernize all our Stickers compared to our major sticker competitors. In doing so, we believe we will be able to derive revenue from this digital product.

Secret Chat

Our “Secret Chat” feature was developed with an enhanced level of security in mind. Launched in January 2017, this feature is a secretive function that self–destructs chat messages upon leaving the chat conversation without a record on the Yippi App or our server. We believe the Secret Chat feature negates the function of encrypting messages found in other chat apps, which we believe provides our users with a chat that is safe and, virtually un-hackable because it does not have a trace on either server once our proprietary system purges the chat thread.

Within the chat conversation, the user has the same functionalities of a regular chat, such as sending images/videos, recording voice messages, sending stickers or gifting eggs.

Eggs

The Yippi App contains the feature of giving and receiving “Yipps” in the form of “Eggs” in individual chats or group chats. Yipps may be used for rewarding contents on Social (as defined below) and as a form of payment for the purchase of discounts from third- party shops and TogaGo (as defined below). Eggs can contain any number of Yipps, as determined by the sender.

Whiteboard

We developed and launched “Whiteboard” as a Yippi App feature in July 2017. Whiteboard enables users to simultaneously write on the screen display. A user can currently share a Whiteboard with another user, and both parties can write and talk on the Whiteboard remotely within a single session.

Whiteboard also has a voice function with an on/off switch so that users can communicate while sketching together on the shared Whiteboard.

In addition, the Whiteboard can be “erased” by either party at any time to clear the Whiteboard for another new Whiteboard for continuous writing. Sharing of information or ideas could be sketched out over the Whiteboard or dictated to the other user with ease, rather than the conventional method of writing on a piece of paper before snapping a picture.

This is an excellent feature for sketches and scribbles as it engages a real-time experience, as well as a fun tool for leisure.

Auto Translate

“Auto Translate” is a built-in function in Yippi. Users can chat with other users in a foreign language and this feature will auto translate into your spoken language.

Social

The Yippi App contains an embedded social media platform called “Social”, which is fully developed and functioning. Social incorporates a personal social media timeline with integrated functions such as: (i) sharing of updates; (ii) following video channels; (iii) receiving event invitations; (iv) sharing photo and video links; and (v) joining groups of interests.

Social enables users to share their content internally and externally via other platforms (social media or communication applications within their devices) in contrast to WeChat Moments’ or Facebook Timeline’s internal-only sharing capability.

Tips Rewards

The “Tips Rewards” feature enables the Yippi user to give rewards to other Yippi user’s photos, videos and stickers.

Beauty Camera

This trendy and advanced video camera feature allows Yippi users to beautify and add animated filters as 3D Face Technology on a video call (the “Beauty Camera”). Currently in use, this feature has a number of different filters and augmented reality (“AR”) skins exclusive to Yippi App users.

Users making video calls can use options to enhance both the caller and recipient with beauty skins, fun stickers, or facial-recognition AR caricatures or cartoons for a shared fun experience.

Artificial Intelligence

Artificial Intelligence (“AI”) is the simulation of human intelligence processes by machines, especially computer systems. These processes include learning, reasoning and self-correction.

AI within Yippi was launched in June 2018 with the introduction of Hungry Bear, an AI robot customer service chat box. When a user enters a question in Hungry Bear, the AI chat box will provide immediate answers to the questions.

People Nearby

With its launch in July 2017, users can use this “People Nearby” feature to seek out other Yippi users within their immediate area to communicate and network, or chat for leisure.

Yippi users can arrange a meeting and make new friends, or seek out business opportunities by networking through this feature. With the impending official brand accounts, we could evolve this further with geo-location push notification on promotions and offers for Yippi users that switch their People Nearby feature on. Currently, there are no brand accounts.

Market Place

TogaGo

The hotel and flight feature (“TogaGo”) in Yippi boasts an impressive array of hotel, cruise, and flight partners that enable users to search for the best price for their travel needs. Currently, prices are relatively cheaper and comparable to major travel applications in the market, and with this feature we have bridged these two different applications into one comprehensive application.

These extensions are developed and functioning and are bridged within Yippi with a link to the target platform while the user is still logged into their Yippi account.

Languages

“Languages” is an educational feature currently functioning within the Yippi App.

Languages was launched in July 2017 and helps users that speak any of the following thirteen (13) languages learn English: Chinese - Mandarin, Hebrew, Hindi, Hmong, Indonesian, Japanese, Korean, Malay, Tagalog, Tamil, Thai and Vietnamese.

Languages features lessons for each of the supported languages and users can access learning modules while learning another language with audio guides that speak natively. Modules also include interactive mini-games to enhance comprehension, and vocabulary, both of which are vital to the learning process.

Games

As with most social chat applications, Yippi has 20 games built into the application.

We are also anticipating the acquisition of additional games to add to our collection, in order to cater to a wider gaming audience.

Globally, a large share of gaming revenues are generated from mobile gaming. It is our intention to identify, invest in and partner with up-and-coming developers, which we believe will allow us to compete for additional gaming revenue within the market.

Toga-Resonance Technology

“Toga-Resonance Technology” is the brand behind the use of resonance technology in our High Tech (digital applications) and in our High Touch (physical products device and products).

Toga-Resonance Technology in the Yippi App uses digital images, audio and video to broadcast vibration and information through your electronic device.

With respect to all of the features and functionalities of the Yippi App, we are looking at trends and opportunities to enhance Yippi’s current features and functionalities and to add new features.

The market for our Yippi App is characterized by rapid technological change, particularly in the technical capabilities of smartphones and tablets, and changing end-user preferences. Therefore, we will be required to continuously invest capital to innovate and modify our Yippi App and publish new applications. We cannot provide assurances that we will have adequate capital to modify our Yippi App or develop new applications.

Description of Business

The Company is a technology company with locations in the United States and throughout Asia. Our Asian operations are conducted through various subsidiaries and branch offices, which are described below.

TOGL Technology Sdn. Bhd., Malaysia

In September 2017, the Company incorporated TOGL Technology, a wholly-owned subsidiary in Malaysia. TOGL Technology offers technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications. TOGL Technology also provides development of, and upgrades to the Yippi App.

PT TOGL Technology Indonesia

In May 2019, TOGL Technology formed PT TOGL Indonesia, as its Indonesian subsidiary. TOGL Technology owns a 67% interest in PT TOGL Indonesia in partnership with PT. Aviva Tata Karya, an Indonesian entity owning a 33% interest. PT TOGL Indonesia provides technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications.

PT Toga International Indonesia

In November 2017, the Company incorporated a subsidiary, PT Toga Indonesia. The Company owns a 95% interest in PT Toga Indonesia in partnership with an Indonesian citizen owning a 1.5% interest, a Malaysian citizen owning a 2% interest and a Malaysian citizen owning a 1.5% interest. Its main business activities are selling of health-related and facial products via retail stores or through direct selling agents that sell our products at exhibitions and healthy introduction seminars.

TOGL Technology Sdn Bhd – Taiwan Branch Office

TOGL Technology opened a branch office in Taiwan in September 2017 for the purpose of selling health-related products via retail stores or through direct selling agents that sell our products at exhibitions and health introduction seminars in Taiwan.

Toga Vietnam Company Limited

In January 2019, TOGL Malaysia formed a wholly-owned subsidiary, Toga Vietnam for the purpose of providing customer services support for Yippi users located in Vietnam.

Results of Operations

The Company’s operations are focused on the development of Yippi and attracting active users to Yippi and the sale of products through direct marketing network. The Company commenced generating advertising revenue from Yippi during the fourth quarter of the year ended July 31, 2019.

Three-Months Ended January 31, 2020 Compared to January 31, 2019

	Three months ended
	January 31,
	2020	2019	Change	%

Revenue	$3,796,869	$856,383	$2,940,486	343%
Cost of Goods Sold	1,976,822	186,430	1,790,392	960%
Gross Profit	$1,820,047	$669,953	$1,150,094	172%
Gross Margin	48%	78%

Revenue increased $2.9 million or 343%, driven by the increase in direct marketing network revenue of $1.2 million, Yippi in-app purchase of $1.1 million and Togago platform revenue of $767,000.

Gross profit increased $1.2 million or 172%, driven by growth across each of our segments. Gross margin percentage decreased from 78% to 48% driven by sales mix shift to lower margin businesses from management and information technology to Yippi in-app purchases.

	Three months ended
	January 31,
	2020	2019	Change	%
Operating expenses:
Selling, General and administrative expenses	$2,292,959	$786,832	$1,506,127	191%
Salaries and wages	4,261,695	456,786	3,804,909	833%
Professional fees	458,473	318,022	140,451	44%
Depreciation	135,460	13,139	122,321	931%
Total operating expenses	7,148,587	1,574,779	5,573,808	354%
Loss from Operations	5,328,540	904,826	4,423,714	489%
Other Income	79,513	2,515	76,998	3062%
Net Loss	$5,249,027	$902,311	$4,346,716	482%

Net loss increased $4.3 million or 482% due to the increase in operating expenses primarily attributed to the increase in selling, general and administration expenses and salaries and wages. Selling, general and administrative expenses increased mainly due to the increase in sales and marketing commission of $950,000 and advertising and promotion of $478,000 driven by the increase in sales activities and advertising and marketing effort. Salaries and wages increased attributed primarily due to stock-based compensation from shares issued to employees and stock options granted to the CFO of the Company of $3.3 million and increase in payroll for workforce reinforcement in support of the corporate expansion of $467,000.

Segment Operating Performance

Our operating performance by segment are as follows for the three months ended January 31, 2020 and 2019:

Three months ended January 31, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$180,000	$1,827,603	$315,495	$-	$1,473,771	$3,796,869
Gross Profit	$180,000	$601,139	$285,010	$-	$753,898	$1,820,047
Gross Margin	100%	33%	90%	-	51%	48%
Net Loss	$(3,585,377)	$(690,867)	$(8,893)	$(7,767)	$(956,123)	$(5,249,027)

Three months ended January 31, 2019

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$60,000	$332,554	$463,829	$-	$-	$856,383
Gross Profit	$60,000	$193,174	$416,779	$-	$-	$669,953
Gross Margin	100%	58%	90%	-	-	78%
Net Loss	$(208,238)	$(543,367)	$(118,177)	$-	$(32,529)	$(902,311)

Revenue increased $2.9 million driven by the growth across each of our segments primarily attributed to the increase in Yippi in-app purchase and Togago platform revenue in Malaysia and increase in direct marketing network revenue in Indonesia.

Six-Months Ended January 31, 2020 Compared to January 31, 2019

	Six months ended
	January 31,
	2020	2019	Change	%
Revenue	$6,542,855	$1,599,136	$4,943,719	309%
Cost of Goods Sold	4,385,184	244,223	4,140,961	1696%
Gross Profit	$2,157,671	$1,354,913	$802,758	59%
Gross Margin	33%	85%

Revenue increased $4.9 million or 309%, driven by the increase in direct marketing network revenue of $2.6 million, Yippi in-app purchase of $2.1 million and Togago platform revenue of $767,000.

Gross profit increased $803,000 or 59%, driven by growth across each of our segments. Gross margin percentage decreased from 85% to 33% driven by sales mix shift to lower margin business from management and information technology to Yippi in-app purchase.

	Six months ended
	January 31,
	2020	2019	Change	%
Operating expenses:
Selling, General and administrative expenses	$5,158,769	$1,293,873	$3,864,896	299%
Salaries and wages	5,101,913	648,164	4,453,749	687%
Professional fees	933,588	629,641	303,947	48%
Depreciation	186,263	23,663	162,600	687%
Total operating expenses	11,380,533	2,595,341	8,785,192	338%
Loss from Operations	9,222,862	1,240,428	7,982,434	644%
Other Income	145,493	2,654	142,839	5,382%
Net Loss	$9,077,369	$1,237,774	$7,839,595	633%

Net loss increased $9.1 million or 633% due to the increase in operating expenses primarily attributed to the increase in selling, general and administration expenses and salaries and wages. Selling, general and administrative expenses increased primarily due to the increase in sales and marketing commission of $2.2 million and advertising and promotion of $1.2 million driven by increase in sales activities and advertising and marketing effort. Salaries and wages increased attributed to stock-based compensation from shares issued to employees and stock options granted to CFO of the Company of $3.4 million and increase in payroll for workforce reinforcement in support of the corporate expansion of $1 million.

Segment Operating Performance

Our operating performance by segment are as follows for the six months ended January 31, 2020 and 2019:

Six months ended January 31, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$2,803,170	$623,518	$-	$2,876,167	$6,542,855
Gross Profit	$240,000	$(103,785)	$552,349	$-	$1,469,107	$2,157,671
Gross Margin	100%	(4%)	89%	-	51%	33%
Net Loss	$(4,052,549)	$(2,803,442)	$(295,740)	$(15,702)	$(1,909,936)	$(9,077,369)

Six months ended January 31, 2019

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$120,000	$783,857	$695,279	$-	$-	$1,599,136
Gross Profit	$120,000	$606,922	$627,991	$-	$-	$1,354,913
Gross Margin	100%	77%	90%	-	-	85%
Net Loss	$(476,885)	$(499,273)	$(185,104)	$-	$(76,512)	$(1,237,774)

Revenue increased $4.9 million driven by the growth across each of our segments primarily attributed to the increase in Yippi in-app purchase and Togago platform revenue in Malaysia and increase in direct marketing network revenue in Indonesia.

Plan of Operation

The Company’s current business activities do not at this time provide positive cash flow, although the Company has commenced generating revenue for the first time during the most recent quarter. During the next twelve months, we anticipate incurring costs related to:

i.	Marketing the Yippi app to users located throughout Asia;
ii.	Investigating, analyzing, and consummating potential acquisition or merger opportunities;
iii.	Other ongoing general and administrative type costs; and
iv.	The preparation and filing of the Company’s financial statements and Exchange Act reports.

We believe that we are nearing the point where we will commence generating a net profit on a quarterly basis from advertising within the Yippi app, although we cannot predict exactly when this will occur. We have begun generating gross revenues and believe our revenue will increase during the current fiscal year. During the prior fiscal year, the Company temporarily adopted selling products to assist the Company to generate cash flow to support its operations while the Company continues to develop the Yippi app. We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Yippi app throughout Asia. Because of this, we expect going forward to continue to invest heavily in marketing and advertising. We believe we will be able to meet our operating costs and additional marketing and advertising in excess of our revenues, through additional amounts, as necessary, to be loaned to or invested in us by our stockholders and management, although no agreements have been entered into with anyone.

Liquidity and Capital Resources

	January 31,	July 31,
	2020	2019	Change	%
Cash and cash equivalents	$11,981,078	$14,916,556	$(2,935,478)	(20%)
Total Assets	$20,260,990	$21,006,426	$(745,436)	(4%)
Total Liabilities	$11,071,577	$6,090,089	$4,981,488	82%
Working Capital	$4,249,839	$10,483,367	$(6,233,528)	(59%)

As of January 31, 2020, our total assets were $20 million, and our total liabilities were $11 million. Liabilities were comprised primarily of our current liabilities of $11 million, of which included accounts payable and accrued liabilities of $5.4 million and deferred revenue of $5.3 million.

Our stockholders’ equity decreased from $15 million as of July 31, 2019 to $9.2 million as of January 31, 2020.

We had $12 million in cash as of January 31, 2020, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $33 million as of January 31, 2020 compared to accumulated deficit of $24 million as of July 31, 2019.

Our working capital decreased $6.2 million at July 31, 2019, to $4.2 million at January 31, 2020, due primarily to the increase in our current liabilities by $4.9 million, as explained by the increase in accounts payable and accrued liabilities and deferred revenue, and the decrease in current assets for the decrease in cash and cash equivalents of $2.9 million.

Cash Flow

	Six months ended
	January 31,		Change
	2020	2019	Amount	%
Cash Flows used in operating activities	$2,610,982	$884,656	$1,726,326	195%
Cash Flows used in investing activities	362,986	134,919	228,067	169%
Cash Flows provided by financing activities	79,048	1,874,587	(1,795,539)	(96%)
Effects on changes in foreign exchange rate	(40,558)	77,661	(118,219)	(152%)
Net change in cash and cash equivalents during period	$(2,935,478)	$932,673	$(3,868,151)	(415%)

Cash Flow from Operating Activities

We have not generated significant positive cash flow from operating activities. For the six-month period ended January 31, 2020, net cash flows used in operating activities was $2.6 million compared to $885,000 used during the six-month period ended January 31, 2010. Cash flows used in operating activities for the six-months ended January 31, 2020, comprised of a net loss of $9.1 million, which was reduced by non-cash expenses of $186,000 for depreciation and $3.4 million for stock based compensation and a net change in working capital of $2.9 million. Cash flows used in operating activities for the six-months ended January 31, 2019, comprised of a net loss of $1.2 million, which was reduced by non-cash expenses of 24,000 for depreciation and a net change in working capital of $329,000.

Cash Flows from Investing Activities

During the six-month period ended January 31, 2020, $363,000 in investing activities for the purchase of property and equipment. During the six-month period ended January 31, 2019, we used $135,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the six-month period ended January 31, 2020, net cash provided by financing activities was $79,000, consisting of $3,000 from common stock subscribed, $101,000 proceeds from related parties and repayment to related parties of $25,000. For the six-month period ended January 31, 2019, net cash from financing activities was $1.85 million, consisting of $1.85 million from shares issued for cash and $78,000 proceeds from related parties and repayment to related parties of $57,000.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended July 31, 2019, relative to our ability to continue as a going concern. The Company, through January 31, 2020, has not yet generated net income for any fiscal year and has accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for options. The fair values of options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model. The specific quantitative variables are included in the notes to the consolidated financial statements.

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

Leases

Effective August 1, 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs.

Also, refer to Note 2 - Significant Accounting Policies and Note 6 – Changes in Equity in the unaudited condensed consolidated financial statements that are included in this Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending January 31, 2020, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors, or control persons, of which management is aware.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2020, the Company issued 105 shares of our Common Stock to each of our independent Directors, Iain Bratt, Jim Lupkin and Shemori BoShae Guinn, pursuant to the terms of their Independent Director Agreements. These issuances of securities qualified for the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

___________

*filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended,, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

DATED: March 16, 2020	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

DATED: March 16, 2020	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

