Form 10-K/A
period 2019-07-31
Toga Ltd
filed 2020-06-12
CIK 1378125

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

(949) 333-1603

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Toga Limited (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2019. Pursuant to a request to the Company from the Staff of the SEC, this Amendment No. 1 is being filed solely for the purpose of amending and restating in its entirety Item 9A, Controls and Procedures, of Part II of the Original Form 10-K, particularly with respect to amending the Company’s disclosure of its material weakness in internal control over financial reporting. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amendment No. 1 currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

In the course of preparing a draft this Amendment No. 1, the Company reviewed the calculation of its filer status under Rule 12b-2 of the Exchange Act and determined that the Company was an “accelerated” filer pursuant to the definition in place at the time the Company filed the Original Form 10-K (the definition of “accelerated” filer has since been amended pursuant to Release No. 34-88365, effective April 27, 2020). Thus, the Company’s prior determination in the Original Form 10-K that it was a “non-accelerated” filer was incorrect based on an erroneous calculation of the Company’s aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates at that time. As an “accelerated” filer, the Company should have filed an attestation report regarding internal control over financial reporting for the period ending July 31, 2019 pursuant to Item 308(b) of Regulation S-K.

The Company consulted with its independent registered public accountant regarding obtaining an attestation report regarding internal control over financial reporting for the period ending July 31, 2019 (as is required for an “accelerated” filer pursuant to Item 308(b) of Regulation S-K), even considering that management has already concluded that internal control over financial reporting was not effective as of July 31, 2019 (and the Company’s disclosure of such material weakness, as described herein). In consultation with the Company’s independent registered public accountant and in consideration of the significant amount of time and cost involved in obtaining such attestation report in connection with this Amendment No. 1, the Company has determined that obtaining such attestation report is impracticable without undue hardship and expense to the Company.

Except as described in this Explanatory Note, no other changes have been made to the Original Form 10-K and this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K, and does not amend, modify, or otherwise update in any way the disclosures made in the Original Form 10-K. The Company has not undertaken herein to amend, supplement, or update any information contained in the Original Form 10-K filing to give effect to any subsequent events other than as stated herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K filing and with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings.

2

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the fiscal year ended July 31, 2019. Based on that evaluation, the Company’s management including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

3

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of July 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls. This is due to the lack of segregation of duties throughout our accounting and finance group as a result of our limited resources and staff, which may be considered a material weakness. The Company does not have a formal process in reviewing, approving, closing, or finalizing the financial reporting or closing process.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. The Company continues to evaluate and implement procedures as deemed appropriate to remediate this weakness. To address these material weaknesses, a number of the procedures have been implemented, including the retention of qualified accounting and finance staff and the Company is also working with an outside financial firm to assist with the preparation and review of our financial statements and periodic reports, to ensure that the financial statements fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

In addition, the Company intends to undertake the following additional remediation measures to address the material weaknesses described in this Amendment No. 1:

(i)	the Company intends to update the documentation of its internal control processes, including formal risk assessment of its financial reporting processes; and

(ii)	the Company intends to implement procedures pursuant to which the Company can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

At the time of the filing of the Original Form 10-K, the Company believed that it was not an “accelerated” filer, as defined in Rule 12b-2 under the Exchange Act, based on an error in the Company’s calculation of the aggregate worldwide market value of the Company’s voting and non-voting common equity held by its non-affiliates. Because of the Company’s erroneous determination that it was not an “accelerated” filer, the Company did not include in the Original Form 10-K filing an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting (for a “non-accelerated” filer, management’s report would not be required to be attested by the Company’s independent registered public accounting firm pursuant to Item 308(b) of Regulation S-K.)

In the course of preparing this Amendment No. 1, the Company reviewed its calculation and realized that the original calculation had been in error. The Company was actually an “accelerated” filer pursuant to the definition of accelerated filer in place at the time the Company filed the Original Form 10-K (the definition of “accelerated” filer has since been amended pursuant to Release No. 34-88365, effective April 27, 2020, and under the new definition, the Company would not be an “accelerated” filer for the fiscal year ended July 31, 2019 because of its status as a small reporting company).

The Company consulted with its independent registered public accountant regarding obtaining an attestation report regarding internal control over financial reporting for the period ending July 31, 2019, even considering that management has already concluded that internal control over financial reporting was not effective as of July 31, 2019 (and the Company’s disclosure of such material weakness, as described herein). In consultation with the Company’s independent registered public accountant and in consideration of the significant amount of time and cost involved in obtaining such attestation report in connection with this Amendment No. 1, the Company has determined that obtaining such attestation report is impracticable without undue hardship and expense to the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ending July 31, 2019, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

Dated: June 12, 2020	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

Dated: June 12, 2020	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

6