Form 10-Q
period 2020-04-30
Toga Ltd
filed 2020-06-15
CIK 1378125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 001-39052

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

The number of shares of the issuer’s common stock outstanding as of June 10, 2020 was 91,011,633 shares, par value $0.0001 per share.

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended April 30, 2020

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$11,269,840	$14,916,556
Accounts receivable, net	633,979	294,266
Prepaid expense, deposits and other current assets	1,364,069	1,199,649
Inventories	889,527	162,985
Total Current Assets	14,157,415	16,573,456

Operating lease right-of-use assets	182,248	-
Property and equipment, net	4,309,445	4,421,252
Intangible asset – goodwill	11,718	11,718
TOTAL ASSETS	$18,660,826	$21,006,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,732,741	$4,221,413
Due to related parties	20,686	1,083
Notes due to related parties	-	24,126
Deferred revenue	5,603,071	1,782,252
Income tax payable	-	52,641
Operating lease liabilities, current portion	161,269	-
Total Current Liabilities	11,517,767	6,081,515

Operating lease liabilities, non-current portion	20,979	-
Deferred tax liabilities	8,344	8,574
Total Liabilities	11,547,090	6,090,089

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 91,011,633 and 90,762,893 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	9,101	9,076
Common stock subscribed; 30,000,000 common shares	-	(3,000)
Additional paid-in capital	42,242,668	38,993,002
Accumulated other comprehensive income	(11,142)	69,238
Accumulated deficit	(35,153,704)	(24,210,347)
Total Stockholders’ Equity of Toga Ltd.	7,086,923	14,857,969
Non-controlling interest	26,813	58,368
Total Stockholders' Equity	7,113,736	14,916,337
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,660,826	$21,006,426

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Revenue	$2,176,670	$3,104,032	$8,719,525	$4,703,168
Cost of goods sold	1,950,594	1,641,101	6,335,778	1,885,324
Gross profit	226,076	1,462,931	2,383,747	2,817,844

OPERATING EXPENSES
Selling, General and administrative expenses	671,394	431,906	5,830,163	1,725,779
Salaries and wages	650,030	7,576,512	5,751,943	8,224,676
Professional fees	683,938	216,824	1,617,526	846,465
Depreciation	137,468	18,311	323,731	41,974
Total Operating Expenses	2,142,830	8,243,553	13,523,363	10,838,894

LOSS FROM OPERATIONS	(1,916,754)	(6,780,622)	(11,139,616)	(8,021,050)

OTHER INCOME (EXPENSE)
Other income	5,072	-	115,228	-
Interest income	15,914	4,112	54,448	6,833
Interest expense	(1,775)	(118)	(4,972)	(185)
Total Other Income (Expense)	19,211	3,994	164,704	6,648

Loss before Income Taxes	(1,897,543)	(6,776,628)	(10,974,912)	(8,014,402)

Income Tax Provision	-	-	-	-

Net Loss	$(1,897,543)	$(6,776,628)	$(10,974,912)	$(8,014,402)
Less: Net Loss attributable to non-controlling interest	(23,246)	-	(31,555)	-
Net Loss attributable to Toga Ltd.	(1,874,297)	(6,776,628)	(10,943,357)	(8,014,402)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(21,597)	(121,785)	(80,380)	(26,407)
Total Comprehensive Loss	$(1,919,140)	$(6,898,413)	$(11,055,292)	$(8,040,809)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	91,003,291	8,903,619	90,921,322	8,022,235
NET LOSS PER COMMON SHARE	$(0.02)	$(0.76)	$(0.12)	$(1.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended April 30, 2020

(Unaudited)

						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non-	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	controlling Interest	Stockholders' Equity

Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,210,347)	$69,238	$58,368	$14,916,337
Cancellation of common shares	(24,614)	(2)	-	2	-	-	-	-
Reissuance of previously cancelled shares	20,000	2	-	(2)	-	-	-	-
Issuance of stock options	-	-	-	44,470	-	-	-	44,470
Other comprehensive loss	-	-	-	-	-	(40,487)	-	(40,487)
Net loss	-	-	-	-	(3,826,719)	-	(1,623)	(3,828,342)
Balance - October 31, 2019	90,758,279	9,076	(3,000)	39,037,472	(28,037,066)	28,751	56,745	11,091,978
Issuance of common shares for employee compensation	253,354	25	-	3,294,018	-	-	-	3,294,043
Issuance of stock options	-	-	-	43,589	-	-	-	43,589
Proceeds from common stock subscribed	-	-	3,000	-	-	-	-	3,000
Forgiveness of related party note	-	-	-	24,126	-	-	-	24,126
Other comprehensive loss	-	-	-	-	-	(18,296)	-	(18,296)
Net loss	-	-	-	-	(5,242,341)	-	(6,686)	(5,249,027)
Balance - January 31, 2020	91,011,633	9,101	-	42,399,205	(33,279,407)	10,455	50,059	9,189,413
Redemption of stock options	-	-	-	(156,537)	-	-	-	(156,537)
Other comprehensive loss	-	-	-	-	-	(21,597)	-	(21,597)
Net loss	-	-	-	-	(1,874,297)	-	(23,246)	(1,897,543)
Balance - April 30, 2020	91,011,633	$9,101	$-	$42,242,668	$(35,153,704)	$(11,142)	$26,813	$7,113,736

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended April 30, 2019

(Unaudited)

						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	7,584	(3,000)	18,196,387	(14,686,922)	(81,503)	3,432,546
Issuance of common shares for cash	2,993,121	299	-	598,327	-	-	598,626
Issuance of common shares for digital currency	8,575,916	858	-	3,802,822	-	-	3,803,680
Cancellation of common shares	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	122,885	122,885
Net loss	-	-	-	-	(902,311)	-	(902,311)
Balance - January 31, 2019	87,406,316	8,741	(3,000)	22,597,536	(15,589,233)	41,382	7,055,426
Issuance of common shares for cash	1,226,479	123	-	245,173	-	-	245,296
Issuance of common shares for digital currency	396,293	40	-	79,218	-	-	79,258
Issuance of common shares for compensation	782,948	78	-	6,805,219	-	-	6,805,297
Other comprehensive income	-	-	-	-	-	(121,785)	(121,785)
Net loss	-	-	-	-	(6,776,628)	-	(6,776,628)
Balance - April 30, 2019	89,812,036	$8,981	$(3,000)	$29,727,147	$(22,365,861)	$(80,403)	$7,286,864

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,974,912)	$(8,014,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	323,731	41,974
Stock based compensation	3,382,102	6,805,297
Changes in operating assets and liabilities:
Accounts receivable	(340,306)	149,702
Prepaid expenses, deposits and other current assets	(213,982)	(309,220)
Inventories	(750,307)	(205,406)
Accounts payable and accrued liabilities	1,675,810	787,558
Deferred revenue	3,818,863	643,336
Income tax payable	(61,216)	-
Deferred tax liabilities	8,344	-
Operating lease liabilities	(141,060)	-
Net cash used in operating activities	(3,272,933)	(101,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(247,333)	(198,017)
Net cash used in investing activities	(247,333)	(198,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscribed	3,000	-
Proceeds from issuance of common stock	-	2,098,073
Redemption of stock options	(156,537)	-
Proceeds from related parties	105,708	126,813
Repayment to related parties	(86,105)	(74,927)
Net cash provided by (used in) financing activities	(133,934)	2,149,959

Effects on changes in foreign exchange rate	7,484	(98,153)

Net change in cash and cash equivalents	(3,646,716)	1,752,628
Cash and cash equivalents - beginning of period	14,916,556	1,064,672
Cash and cash equivalents - end of period	$11,269,840	$2,817,300

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$2	$2
Reissuance of previously cancelled Common Stock	$2	$-
Debt forgiven by related party	$24,126	$-
Operating lease right-of-use assets	$333,798	$-
Common shares issued for digital currency	$-	$3,882,938

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited

Notes to Condensed Consolidated Financial Statements

April 30, 2020

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Toga Limited for the year ended July 31, 2019, that was filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2019.

When used in these notes, the terms “Toga Limited,” “Company,” “we,” “us,” and “our” mean Toga Limited and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020.

Reclassification

Balance Sheets & Income Statements

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Equity Statement

The Company has reclassified a balance related to Non-controlling Interest to Accumulated Other Comprehensive Income as of July 31, 2019. The impact was an increase of Non-controlling Interest of $116,736 and a decrease in the Accumulated Other Comprehensive Income of $116,736. The equity reclassification was due to an incorrect classification of the Non-controlling Interest balance during the year-ended July 31, 2019. The net effect of this reclassification on total equity was $0.

These reclassifications had no effect on the reported results of operations for the three and nine months ended April 30, 2020.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of: (i) the Company’s wholly owned subsidiary, TOGL Technology Sdn. Bhd., a Malaysian company ("TOGL Technology"); (ii) TOGL Technology's Taiwan branch office ("Taiwan Branch Office"); (iii) TOGL Technology's wholly owned subsidiaries, Toga Vietnam Company Limited ("Toga Vietnam") and WGS Discovery Tours & Travel, a Malaysian company ("WGS") which operates under the Company’s brand name “TogaGo”; (iv) the Company’s majority owned (95%) subsidiary, PT. Toga International Indonesia, an Indonesian limited liability company ("Toga International"); and (v) Toga International's majority owned (67%) subsidiary, PT TOGL Technology Indonesia, an Indonesian limited liability company ("PT TOGL Technology Indonesia").

Basic and Diluted Earnings per Share

Pursuant to authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at year-end was purchased near the end of the year. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

As of April 30, 2020 and July 31, 2019, the Company had inventories consisting of health and beauty products of $889,527 and $162,985, respectively.

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

Equipment and Furniture

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended April 30, 2020 and 2019, no impairment losses have been identified.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. We have four subsidiaries and one business division which use various currencies as follows: WGS and TOGL Technology’s functional currency is the Malaysian ringgit (the “MYR”); the functional currency of the Taiwan Branch Office of TOGL Technology is the New Taiwan dollar (“NTD”); Toga Vietnam’s functional currency is the Vietnamese dong (“VND”); PT Toga International Indonesia and PT TOGL Technology Indonesia’s currency is the Indonesian rupiah (“IDR”) and aforementioned currencies are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

(1)	Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date.
(2)	Equity is translated at historical exchange rates at the time of the transaction.
(3)	Revenue and expense items are translated at the average rate of exchange prevailing during the period.

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

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and common stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

Stock-based compensation incurred for the nine months ended April 30, 2020 and 2019, respectively, are summarized as follows:

	Nine Months Ended
	April 30,
	2020	2019
Vesting of stock options issued to directors and officers	$88,059	$-
Common stock issued to employees	3,294,043	6,805,297
Total	$3,382,102	$6,805,297

Revenue Recognition

In May 2014, the FASB issued new accounting guidance, ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), related to revenue from contracts with customers. The core principle of ASC 606 is that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted and applied the standards beginning in the fiscal year ended July 31, 2019, using the modified retrospective approach, which applies ASC 606 to contracts that are not completed as of the date of adoption. The Company concluded that no adjustment to the opening balance of retained earnings was required upon the adoption of ASC 606.

In accordance with ASC 606, the Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) identify the contract, or contracts, with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation.

When the Company enters into a contract, the Company analyzes the services required in the contract in order to identify the required performance obligations that would indicate the Company has met and fulfilled its obligations. For the current contracts in place, the Company has identified performance obligations as agreement from both parties (implicit or explicit) that the obligations have been met. To appropriately identify the performance obligations, the Company considers all of the services required to be satisfied pursuant to the contract, whether explicitly stated or implicitly implied. The Company allocates the full transaction price to the single performance obligation being satisfied.

The Company recognizes revenue in accordance with ASC 606 as defined above. During the nine months ended April 30, 2020 and 2019, the Company derived its revenues from the following:

(1) The sale of products through a direct marketing network (approximately $3.7 million and $3.2 million for nine months ended April 30, 2020 and 2019, respectively and approximately $328,000 and $2.4 million for 3 months ended April 30, 2020 and 2019, respectively). Invoices are prepared for all sales of products through a direct marketing network. In accordance with ASC 606, revenues related to direct marketing network sales are recognized when:

•	The invoice has been generated and provided to the customer.
•	The performance obligations of delivery of products are stated in the invoice.
•	The transaction price has been identified in the invoice.
•	The Company has allocated the transaction price to performance obligation in the invoice.
•	The Company has shipped out the product and, therefore, satisfied the performance obligation.

(2) The in-app purchases through the Company’s mobile application called “Yippi” or the “Yippi App” (approximately $3.2 million and $0 for the nine months ended April 30, 2020 and 2019, respectively and approximately $1.3 million and $0 for the three months ended April 30, 2020 and 2019, respectively). In accordance with ASC 606, revenue related to in-app purchases are recognized when:

•	An invoice or receipt is generated upon the in-app purchase.
•	The performance obligations of the delivery of in-app purchases are stated or implied on the purchase portal.
•	The transaction price has been identified in the in-app purchase.
•	The Company has allocated the transaction price to the implied performance obligation. In regards to in-apps purchases, there is a lag in between the time where a customer makes in-apps purchase and the time that the customer spends the in-app purchase and/or points.
•	The Company has provided the in-app purchase to the end user. When the end-user utilizes the in-apps purchase and/or points, revenue is recognized at that point in time only to the extent of the in-app point usage. All in-app purchases that have not been utilized by the end-user are recorded as deferred revenue until the point in which they are utilized by the end-user, at which time they will be recorded as revenue.

(3) The hotel and flight feature (“TogaGo”) in the Yippi App (approximately $1.0 million and $0 for nine months ended April 30, 2020 and 2019, respectively and approximately $80,000 and $0 for three months ended April 30, 2020 and 2019, respectively). In accordance with ASC 606, revenue related to the TogaGo platform purchases are recognized when:

•	The invoice or receipt is generated upon a purchase on the TogaGo platform.
•	The performance obligations of the delivery of products and services are stated or implied on the purchase portal.
•	The transaction price has been identified in the TogaGo platform purchase.
•	The Company has allocated the transaction price to the implied performance obligation.
•	The Company has received confirmation from the third-party that it has booked the TogaGo platform purchase and, thus; the Company has satisfied the performance obligation.

(4) Royalty fees ($360,000 and $180,000 for nine months ended April 30, 2020 and 2019, respectively and $120,000 and $60,000 for three months ended April 30, 2020 and 2019, respectively). In accordance with ASC 606, related to royalty/licensing fees are recognized when:

•	The contract has been signed by both parties for licensing and/or royalty fees.
•	The performance obligations are stated or implied in the contract.
•	The transaction price has been identified in the contract.
•	The Company has allocated the transaction price to the performance obligations pursuant to the contract.
•	The Company has provided the licensing to the end user and, therefore, satisfied the performance obligation.

(5) Advertising revenue (approximately $475,000 and $168,000 for nine months ended April 30, 2020 and 2019, respectively and approximately $330,000 and 23,000 for three months ended April 30, 2020 and 2019, respectively). In accordance with ASC 606, related to in-app advertising are recognized when:

•	The contract has been signed by both parties for advertising to be provided within the Yippi App.
•	The performance obligations of the delivery of the in-app advertising are implied in the contract.
•	The transaction price has been identified in the contract.
•	The Company has allocated the transaction price to the advertising performance obligations pursuant to the contract.
•	The Company has provided in-app advertising in accordance with the contract and, therefore, has satisfied the performance obligation.

The Company analyses whether gross sales, or net sales should be recorded. Since the Company has control over establishing price, and has control over the related costs with earning revenues, it has recorded all revenues at the gross price.

Deferred Revenue from Yippi In-App Purchases

For the period ended April 30, 2020, 100% of the deferred revenue was related to Yippi in-app purchases. The Company has created in-app points to use within the Yippi App. These in-app points are called Yipps. Once purchased by a user, Yipps can be used in a variety of different ways within the Yippi App. Yipps can be used to gift or tip other users, or to purchase merchandise and services from vendors.

Yipps points are purchased in cash. When these points are initially purchased (but not yet used), they are recognized as deferred revenue. When these points are later used within the Yippi App (for purchases, tipping, gifting, etc.), the revenue is recognized.

The Company monitors the following in order to validate the deferred revenue balances and revenue recognized during the period in relation in to the in-apps purchases:

•	purchase price and quantity of the Yipps points to be utilized in the Yippi App;
•	usage of the Yipps points over the reporting period (in order to record revenue); and
•	reconciliation between the used and unused points at the end of each reporting period.

The increase in deferred revenue for the three and nine months ended April 30, 2020 is due to an increase in the amount of Yipps credits that were purchased (but remained unused) compared to the amount of Yipps credits that were used during that period and, therefore, recognized as revenue during the period. Thus, the total amount of unused Yipps increased during the period.

Please refer to the Revenue Recognition policy above with respect to revenue recognition of in-app purchases and Yipps points.

Upon use or redemption of the Yipps inside of the Yippi app, the Company pays the price set by the third-party supplier of the desired product or service (approximately 70% of the total cost of the item) and retains the balance as a commission (approximately 30% of the total cost of the item). The exception to this commission breakdown is when Yipps are used to redeem products and services in the Company’s TogaGo travel platform, where the Company currently takes a much lower commission to keep advertised prices low and encourages the use of the TogaGo platform (the Company’s commission is approximately 3-5% of the total cost of the product or service purchased). At the time the Yipps are used and the revenue is recognized, the amount that is paid to third-party suppliers of the goods or services is recorded by the Company as the cost of goods sold.

Yipps do not have an expiration date, and this is a relatively new revenue source for the Company (deferred revenue from Yipps was first recorded in May 2019). On an ongoing basis as Yipps are purchased and used in-app, the Company expects to recognize all of the deferred revenue from a Yipps purchase as revenue within 12 months of the original purchase of such Yipps. The Company’s estimate is qualified by the limited data of historical usage.

Concentration of Revenue by Customer

During the three and nine months ended April 30, 2020 and 2019, the Company’s concentration of revenue for individual customers above 10% are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Agel Enterprises International Sdn Bhd	10%	20%	7%	31%
Shen Zhen Shang Networks Technology Co. Ltd.	22%	-	29%	-
Success Fortune Trading Limited	10%	-	1%	-

Concentration of Revenue by Country:

During the three and nine months ended April 30, 2020 and 2019, the Company’s concentration of revenue by country are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Malaysia (TOGL Technology)	85%	34%	62%	54%
Indonesia (Toga International)	10%	64%	33%	42%
United States (Toga Limited)	6%	2%	4%	4%

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

As of April 30, 2020, the largest concentrations of the Company’s accounts receivable by individual customer was 41% with Shen Zhen Ding Shang Networks Technology Co. Ltd. (“Shen Zhen Ding Networks Technology”). As of April 30, 2019, the largest concentration of the Company’s accounts receivable by individual customer was 94% with Agel Enterprise International Sdn. Bhd. (“Agel”).

As of April 30, 2020 and April 30, 2019, the largest concentration of the Company’s accounts receivable by country was 91% in Malaysia (TOGL Technology), respectively.

COVID-19

In March 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. The Company is closely monitoring developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees, and its customers. To protect the Company’s employees while continuing to provide the services needed by its clients, the Company limited customer contact and minimized employee contact with other employees by having its employees work remotely.

On March 19, 2020, a Movement Control Order (”MCO”) was issued by the Malaysian Prime Minister which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. While the MCO had an original duration of two weeks, it was extended numerous times but eventually the MCO was lifted as of June 9, 2020 with safe-distance and other controlling protocols in place to protect customers and employees.

Our office-based employees located in Malaysia have been working remotely since the middle of March and our office-based employees located in the United States have been working remotely since the middle of March. All of our employees have been able to continue to address customer needs in a timely fashion. Travel remains restricted to limit the risk of our employees coming in contact with COVID-19.

Through April 30, 2020, there has been a noticeable increase in accounts receivable for the Company. It is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through April 30, 2020, we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

The Company has been impacted by the MCO order in regards to TogaGo revenue. With the MCO, travel was restricted and customers were not using the Yippi App for travel and hotel bookings.  This resulted in TogaGo revenue decreasing by 90% in the third quarter ended April 30, 2020.  However, we expect for revenue to increase now that the MCO has been lifted.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-08, “Collaborative Arrangements” (Topic 808) (“ASU 2018-08”), intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606. ASU 2018-08 affects all companies that enter into collaborative arrangements. ASU 2018-08 clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 and changes certain presentation requirements for transactions with collaborative arrangement participants that are not directly related to sales to third parties. ASU 2018-08 is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and, therefore, does not currently expect the adoption of ASU 2018-08 to have a material effect on its Consolidated Financial Statements. The Company plans to adopt ASU 2018-08 either on August 1, 2020 (the date of the Company’s fiscal year beginning after December 15, 2019) or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within ASU 2018-08.

The Company has reviewed and analyzed the above recent accounting pronouncements and notes no material impact on the financial statements as of April 30, 2020.

NOTE 2. PROPERTY AND EQUIPMENT

As of April 30, 2020 and July 31, 2019, property and equipment consisted of the following:

	April 30,	July 31,
	2020	2019
Building	$3,849,238	$4,019,563
Renovation	265,237	154,120
Fixtures and Furniture	113,749	69,558
Tools and Equipment	146,215	92,494
Vehicles	147,326	163,969
Computer Equipment	52,454	26,256
Total property and equipment	4,574,219	4,525,960
Accumulated depreciation	(264,774)	(104,707)
Property and equipment net	$4,309,445	$4,421,253

Depreciation expense for the nine months ended April 30, 2020 and 2019 was $323,731 and $41,974, respectively.

During the nine months ended April 30, 2020 and 2019, the Company acquired property and equipment of $247,333 and $198,017, respectively.

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of April 30, 2020 and July 31, 2019, accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,
	2020	2019
Trades payable	$1,633,475	$3,948,695
Wages and commission accruals	1,077,425	166,752
Other accruals	3,021,841	105,966
	$5,732,741	$4,221,413

NOTE 4. DEFERRED REVENUE

Deferred revenue by geographic segment were as follows:

	April 30,	July 31,
	2020	2019
Malaysia	$5,535,238	$1,548,398
Taiwan	67,833	142,939
Indonesia	-	90,915
	$5,603,071	$1,782,252

Changes in deferred revenue were as follows:

Nine Months Ended April 30, 2020
Balance, beginning of period – July 31, 2019	$1,782,252
Deferral of revenue	8,609,287
Recognition of deferred revenue	(4,788,468)
Balance, end of period – April 30, 2020	$5,603,071

Deferred revenue is entirely comprised of revenue associated with Yippi in-apps purchases. Please refer to the Revenue Recognition policy set forth in Note 1, Summary of Significant Accounting Policies, for additional information. Deferred revenue meets the performance obligations required to recognize when the end-user of the in-apps purchases utilizes the points included in their in-app purchases.

Revenue allocated to remaining performance obligations, which includes deferred revenue was $5,603,071 as of April 30, 2020. We expect to recognize all of this revenue over the next 12 months.

NOTE 5. RELATED PARTY TRANSACTIONS

Notes Due to Related Parties

The Company had an outstanding notes payable to the Chief Executive Officer of the Company of $24,126 as of July 31, 2019. During the period ended April 30, 2020, the related party forgave this note and the Company recorded this amount to additional paid-in capital.

Due to Related Parties

During the nine months ended April 30, 2020 and 2019, the Company borrowed a total amount of $20,991 and $122,678, respectively from a related party, Toga Capital Sdn. Bhd. (“Toga Capital”), and repaid $1,741 and $72,959, respectively.

During the nine months ended April 30, 2020 and 2019, the Company received advancement of $84,717 and $4,135, respectively, and repaid $84,364 and $1,968, respectively, from the Chief Executive Officer of the Company. The amounts are non-interest bearing, unsecured, and due on demand.

At April 30, 2020 and July 31, 2019, $20,686 and $1,083, respectively, was due to related parties. The amounts are non-interest bearing, unsecured, and due on demand.

Related Party Compensation

During the nine months ended April 30, 2020 and 2019, TOGL Technology paid director fees of $114,202 and $46,025, respectively, to directors of TOGL Technology.

During the nine months ended April 30, 2020 and 2019, the Company paid director fees of $39,000 and $0, respectively, to directors of the Company.

During the nine months ended April 30, 2020 and 2019, the Company paid consulting fees of $15,000 and $0, respectively, to a director of the Company. The consulting fee was paid for marketing research services during October, November and December 2019.

During the nine months ended April 30, 2020 and 2019, the Company paid wages of $133,750 and $0, respectively, to the Company’s Chief Financial Officer.

During the nine months ended April 30, 2020, the Company granted stock options exercisable for 6,792 shares of the Company’s common stock to the Chief Financial Officer, valued at $88,059. No stock options were granted in the nine months ended April 30, 2019. On March 25, 2020, the Company redeemed stock options to purchase 18,792 shares of the Company’s common stock from the Chief Financial Officer, for an aggregate purchase price of $156,537 (or $8.33 per share). Such redeemed options included the 6,792 options granted to the Chief Financial Officer during the nine months ended April 30, 2020. Please see Note 6, Changes in Equity, below.

NOTE 6. CHANGES IN EQUITY

Common Stock

During the nine months ended April 30, 2020, the Company issued 273,354 shares of common stock and cancelled 24,614 shares of common stock, as follows:

•	On September 5, 2019, the Company cancelled 24,614 shares of common stock. These shares issued to employees were cancelled because they were issued in duplicate.

•

On September 9, 2019, the Company issued 20,000 shares of common stock to Agel. The shares were issued for no value because of the Company’s error in October 2018 inadvertently cancelling these shares.

•

253,039 shares of common stock were issued as employee compensation that, in the aggregate, had a value of $3,289,507 based on the closing prices of the Company’s common stock on the respective date of issuances, as reported by the OTC Markets Group, Inc. (the “OTC Market”).

•

315 shares of common stock were issued to directors that, in the aggregate, had a value of $4,536 based on the closing price of the Company’s common stock on the date of issuance, as reported by the OTC Market.

During the nine months ended April 30, 2019, the Company issued 20,245,519 shares of common stock, as follows:

•

Pursuant to the terms of a Subscription Agreement with the Company, Agel Enterprises, who is a related party, purchased 10,490,362 shares of common stock for cash in the amount of $2,098,073, at a price of $0.02 per share. No sales under this agreement has occurred since June 3, 2019.

•	8,972,209 shares of common stock issued for $3,882,938 of digital currency (see Note 4).

•	782,948 shares of common stock issued valued at $6,805,297 for employee compensation.

On October 29, 2018, a shareholder of the Company canceled 20,000 shares of common stock without consideration for such cancellation because such shares were issued in error.

Stock Options

During the nine months ended April 30, 2020, the Company granted stock options to purchase up to 6,792 shares of common stock to the Chief Financial Officer, at an exercise price of $0.20 per share, and were valued at the fair value calculated using the Black-Scholes-Merton model. The value of the options was $88,059 and recorded as stock-based compensation. The options are subject to a vesting schedule of one-third of the options vesting every thirty (30) days.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the nine months ended April 30, 2020:

For the nine months ended April 30, 2020
Fair values	$12.30-14.12
Exercise price	$0.20
Expected term at issuance	1year
Expected average volatility	89.04-169.92%
Expected dividend yield	—
Risk-free interest rate	1.56-1.73%

A summary of the change in stock options outstanding for the nine months ended April 30, 2020 are as follows:

				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – July 31, 2019	12,000	$0.30	$8.84	$1.63
Options issued	6,792	0.20	12.30	1.50
Options cancellation	(18,792)	-	-	-
Options exercised	-	-	-	-
Balance – April 30, 2020	-	$-	$-	$-

During the nine months ended April 30, 2020, the Company redeemed stock options to purchase 18,792 shares of the Company’s common stock from the Chief Financial Officer, for an aggregate purchase price of $156,537 (or $8.33 per share). Such redeemed options included the 6,792 options granted to the Chief Financial Officer during the nine months ended April 30, 2020.

NOTE 7. LEASES

We have operating leases primarily for real estate.

As of April 30, 2020, the Company owned ROU assets under operating leases for eight office premises of $182,248 and operating lease liabilities of $182,248.

April 30, 2020
Operating lease ROU assets	$182,248
Current portion of operating lease liabilities	161,269
Noncurrent portion of operating lease liabilities	20,979
Total operating lease liabilities	$182,248

Information associated with the measurement of our remaining operating lease obligations as of April 30, 2020 is as follows:

Weighted-average remaining lease term	0.71	years
Weighted-average discount rate	3.99%

The following table summarizes the maturity of our operating lease liabilities as of April 30, 2020:

Year Ended July 31 2020	$163,221
Year Ended July 31 2021	21,024
Total operating lease payments	$184,245
Less: Imputed interest	1,997
Total operating lease liabilities	$182,248

We had operating lease costs of $151,550 for the nine months ended April 30, 2020, which are included in selling, general and administrative expenses in the statement of operations.

Our leases have remaining lease terms of 0.1 month to 1.3 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

NOTE 8. SEGEMENTED DISCLOSURE

Operating Activities

The following table shows operating activities information by geographic segment for the three and nine months ended April 30, 2020 and 2019:

Three Months Ended April 30, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$120,000	$1,714,740	$120,259	$-	$221,671	$2,176,670
Cost of goods sold	-	1,783,830	42,187	-	124,577	1,950,594
Gross profit	120,000	(69,090)	78,072	-	97,094	226,076

OPERATING EXPENSES
Selling, general and administrative expenses	34,721	250,601	129,206	4,236	252,630	671,394
Salaries and wages	111,979	455,400	13,031	3,135	66,485	650,030
Professional fees	543,938	21,338	2,067	564	116,031	683,938
Depreciation	32,311	59,785	1,830	-	43,542	137,468
Total Operating Expenses	722,949	787,124	146,134	7,935	478,688	2,142,830

LOSS FROM OPERATIONS	(602,949)	(856,214)	(68,062)	(7,935)	(381,594)	(1,916,754)

OTHER INCOME (EXPENSE)	1,167	5,091	-	12	12,941	19,211

Net Loss	$(601,782)	$(851,123)	$(68,062)	$(7,923)	$(368,653)	$(1,897,543)

During the three months ended April 30, 2020, our Indonesian entities generated revenues of approximately $208,000 from the sale of products through a direct marketing network.

During the three months ended April 30, 2020, our Malaysian entity generated revenue from Yippi in-app purchases of approximately $1.3 million and Yippi advertising revenue of approximately $330,000.

During the three months ended April 30, 2020, our Taiwan branch generated revenues of approximately $120,000 from the sale of products through a direct marketing network.

During the three months ended April 30, 2020, the Company recognized royalty fee revenue of approximately $120,000 from Agel and Toga Japan Co. Ltd. (“Toga Japan”).

During the three months ended April 30, 2020, our Malaysian entity incurred selling, general and administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages of the Company, and costs incurred for potential acquisitions in the amount of $561,893.

During the three months ended April 30, 2020, our Taiwan branch incurred selling, general and administrative expenses primarily related to financial and administrative contracted services, professional fees, salaries and wages of the Company in the amount of $447,530.

During the three months ended April 30, 2020, our Indonesian entities incurred selling, general and administrative expenses primarily related to financial and administrative contracted services, professional fees, salaries and wages of the Company in the amount of $41,159.

During the three months ended April 30, 2020, our U.S. entity incurred selling, general and administrative expenses primarily related to corporate overhead, financial and administrative contracted services, professional fees, salaries and wages of the Company in the amount of $7,048,670.

Three Months Ended April 30, 2019

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$568,721	$486,395	$1,988,916	$3,104,032
Cost of goods sold	-	68,017	45,153	1,527,931	1,641,101
Gross profit	60,000	500,704	441,242	460,985	1,462,931

OPERATING EXPENSES
Selling, general and administrative expenses	35,808	55,716	332,029	8,353	431,906
Salaries and wages	6,835,297	703,082	9,205	28,928	7,576,512
Professional fees	177,565	34,446	4,508	305	216,824
Depreciation	-	12,950	1,788	3,573	18,311
Total Operating Expenses	7,048,670	806,194	347,530	41,159	8,243,553

INCOME (LOSS) FROM OPERATIONS	(6,988,670)	(305,490)	93,712	419,826	(6,780,622)

OTHER INCOME (EXPENSE)	-	3,557	(35)	472	3,994

Net Income (Loss)	$(6,988,670)	$(301,933)	$93,677	$420,298	$(6,776,628)

During the three months ended April 30, 2019, our Indonesian entities generated revenues of approximately $2.0 million from the sale of products through a direct marketing network.

During the three months ended April 30, 2019, our Malaysian entity recognized management fee revenue of approximately $530,000 and advertising revenue of approximately $23,000.

During the three months ended April 30, 2019, our Taiwan branch office generated revenue of approximately $486,000 from the sale of products through a direct marketing network.

During the three months ended April 30, 2019, the Company recognized royalty fee revenue of approximately $60,000 from Agel.

During the three months ended April 30, 2019, our Malaysian entity incurred selling, general and administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages of the Company, and costs incurred for potential acquisitions.

Nine Months Ended April 30, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$360,000	$4,517,910	$743,777	$-	$3,097,838	$8,719,525
Cost of goods sold		4,690,785	113,356	-	1,531,637	6,335,778
Gross profit	360,000	(172,875)	630,421	-	1,566,201	2,383,747

OPERATING EXPENSES
Selling, general and administrative expenses	202,342	1,488,766	935,999	8,948	3,194,108	5,830,163
Salaries and wages	3,604,081	1,794,378	41,509	9,405	302,570	5,751,943
Professional fees	1,148,049	77,819	5,686	1,324	384,648	1,617,526
Depreciation	65,103	151,472	11,289	3,965	91,902	323,731
Total Operating Expenses	5,019,575	3,512,435	994,483	23,642	3,973,228	13,523,363

LOSS FROM OPERATIONS	(4,659,575)	(3,685,310)	(364,062)	(23,642)	(2,407,027)	(11,139,616)

OTHER INCOME (EXPENSE)	5,244	30,745	260	17	128,438	164,704

Net Loss	$(4,654,331)	$(3,654,565)	$(363,802)	$(23,625)	$(2,278,589)	$(10,974,912)

During the nine months ended April 30, 2020, our Indonesian entities generated revenues of approximately $2.9 million from the sale of products through a direct marketing network and revenues of approximately $181,000 from Yippi in-app purchases.

During the nine months ended April 30, 2020, our Malaysian entity generated revenue of approximately $3.2 million from Yippi in-app purchases, revenues of approximately $855,000 from the TogaGo platform, and advertising revenue of approximately $475,000.

During the nine months ended April 30, 2020, our Taiwan branch generated revenues of approximately $745,000 from the sale of products through a direct marketing network.

During the nine months ended April 30, 2020, the Company recognized royalty fee revenue of approximately $360,000 from Agel and Toga Japan.

During the nine months ended April 30, 2020, our Malaysian and Indonesian entities incurred selling, general and administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages of the Company, and costs incurred for potential acquisitions.

Nine Months Ended April 30, 2019

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$180,000	$1,352,578	$1,181,674	$1,988,916	$4,703,168
Cost of goods sold	-	244,952	112,441	1,527,931	1,885,324
Gross profit	180,000	1,107,626	1,069,233	460,985	2,817,844

OPERATING EXPENSES
Selling, General and administrative expenses	101,422	481,812	1,111,785	30,760	1,725,779
Salaries and wages	6,835,297	1,296,518	35,106	57,755	8,224,676
Professional fees	708,836	108,673	8,748	20,208	846,465
Depreciation	-	27,617	5,140	9,217	41,974
Total Operating Expenses	7,645,555	1,914,619	1,160,779	117,940	10,838,894

LOSS FROM OPERATIONS	(7,465,555)	(806,993)	(91,546)	343,045	(8,021,050)

OTHER INCOME (EXPENSE)	-	5,787	119	741	6,648

Net Loss	$(7,465,555)	$(801,206)	$(91,427)	$343,786	$(8,014,402)

During the nine months ended April 30, 2019, our Indonesian entities generated revenues of approximately $2.0 million from the sale of products through a direct marketing network.

During the nine months ended April 30, 2019, our Malaysian entity recognized management fee revenue of $1.1 million and advertising revenue of approximately $168,000.

During the nine months ended April 30, 2019, our Taiwan branch generated revenue of approximately $1.2 million from the sale of products through a direct marketing network.

During the nine months ended April 30, 2019, the Company recognized royalty fee revenue of approximately $180,000 from Agel.

During the nine months ended April 30, 2019, our Malaysian entity incurred selling, general and administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages the Company, and costs incurred for potential acquisitions.

Asset Information

The following table shows asset information by geographic segment at April 30, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$8,601,593	$2,353,089	$445,110	$27,203	$2,730,420	$14,157,415
Operating lease right-of-use assets	37,362	7,489	2,030	1,337	134,030	182,248
Property and equipment, net	33,402	4,093,785	13,539	-	168,719	4,309,445
Intangible assets - goodwill	-	11,718	-	-	-	11,718
Total assets	$8,672,357	$6,466,081	$460,679	$28,540	$3,033,169	$18,660,826

As of April 30, 2020, the Company had current assets of $8.6 million, which primarily included cash and cash equivalents of $8.4 million.

As of April 30, 2020, our Malaysian entity had current assets of $2.4 million, which primarily included cash and cash equivalents of $1.5 million, prepaid expenses and other current assets of $310,000, and accounts receivable of $575,000.

As of April 30, 2020, our Malaysian entity had property and equipment of $4.1 million, which included land and a building of $3.8 million, automobiles of $111,000, renovation costs of $88,000, and tools and equipment of $87,000.

As of April 30, 2020, our Taiwan branch had current assets of $445,000, which primarily included cash and cash equivalents of $224,000, and inventory of $200,000.

As of April 30, 2020, our Indonesian entities had current assets of $2.7 million, which primarily included cash and cash equivalents of $1.1 million, inventory of $679,000, and prepaid expenses and other current assets of $886,000.

As of April 30, 2020, our Indonesian entities had property and equipment of $169,000, which included renovation costs of $75,000.

As of April 30, 2020, our Indonesian entities had operating lease right-of-use assets of $134,000.

NOTE 9. SUBSEQUENT EVENTS

Acquisition of Eostre Sdn. Bhd., a Malaysian corporation

On May 31, 2020, the Company entered into two Stock Purchase Agreements (the “Stock Purchase Agreements”) with Toh Kok Soon (“Toh”), the Company’s President, Chief Executive Officer and Director, Lim Jun Hao (“Lim”), a former board member and current shareholder, and the two shareholders of Eostre Sdn Bhd, a Malaysia corporation (“Eostre”), pursuant to which the Company will, subject to the terms and conditions of each Stock Purchase Agreement and other related agreements (“Transaction Documents”), acquire 100% of the equity of Eostre (comprised of 5,000,000 ordinary shares of stock, par value of RM 1.00 per share) (the “Acquisition”) for MYR 5 Million (approximately USD $1,250,000) (the “Purchase Price”). The Acquisition is subject to certain approvals by the relevant governmental authorities in Malaysia, which approvals are still being obtained by the Company.

Eostre was incorporated in Malaysia on May 29, 2019. Its principal place of business is Selangor, Malaysia. At the time of the Acquisition, Eostre was a shell entity with no current business or operations. Its sole asset was a direct selling license (the “License”) to operate a business in the “direct sales” space in Malaysia. Subject to the “Direct Sales and Anti-Pyramid Scheme Act 1933,” this License is a pre-requisite to operating a company in the direct sales space in Malaysia. The expiration date of the License is November 21, 2021; however, the Company anticipates that it will renew the License at such time.

The Acquisition is expected to be completed in two phases to meet certain regulations under Malaysian law. In the first phase, (i) the Company will acquire 20% of Eostre, consisting of 1,000,000 ordinary shares of stock; (ii) Toh and Lim will acquire 20% (1,000,000 ordinary shares) and 25% (1,250,000 ordinary shares) of Eostre, respectively; and (iii) a current owner of Eostre will acquire the balance of 1,350,000 shares, which, combined with his current ownership of 400,000 ordinary shares, will result in his owning 35% (1,750,000 ordinary shares) of Eostre. Toh, Lim, and the current owner of Eostre will be referred to herein as the “Individual Purchasers.”

The Company will deposit the Purchase Price directly into the bank account of Eostre, which will be controlled by the Company or its designees subsequent to the closing date of the first phase. Pursuant to the Stock Purchase Agreements, Toh, Lim and the two original owners of Eostre are not entitled to receive any profit in connection. The Individual Purchasers will execute demand notes in favor of the Company for their respective portions of the Purchase Price. Such demand notes will bear interest at a rate of 4% per annum. In addition, the Individual Purchasers will each execute a security and pledge agreement in favor of the Company pledging their shares in Eostre as collateral, until such time as the second phase is completed. The Individual Purchasers will also grant irrevocable proxies to the Company to vote their shares in Eostre until such time as the second phase of the Acquisition is completed.

In the second phase of the Acquisition, the promissory notes issued by the Individual Purchasers will be cancelled and deemed paid in full, and the remaining 80% of the equity in Eostre will be transferred to the Company. The second phase of the Acquisition is expected to close as soon as practicable after the six-month anniversary of the signing date of the Stock Purchase Agreements, based on the expected timing required to obtain the necessary approvals from the Malaysian Ministry of Trade.

The Stock Purchase Agreements contain representations and warranties made by and to the parties thereto as of specific dates. The statements embodied in those representations and warranties were made for the purpose of allocating risk between the parties rather than establishing matters as facts, and are subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the Stock Purchase Agreements. In addition, certain representations and warranties were made as of a specified date and may be subject to a contractual standard of materiality different from those generally applicable to investors.

As of June 12, 2020, the purchase price has not been deposited into the bank account of Eostre, and the shares have yet to be issued.

Termination of Agel and Toga Japan License Agreements

On April 1, 2018, and as subsequently amended on August 1, 2019, the Company entered into a Trademark License Agreement with Agel (the “Agel License Agreement”) to allow Agel to use the “Yippi” and “Eostre” trademarks for marketing purposes. As set forth in the Agel License Agreement, the Company granted Agel a non-exclusive, non-sublicensable, non-transferable license to reproduce and display the trademarks for certain promotional activities, merchandise, and events. As consideration for the license, Agel paid the Company a monthly fee in the amount of $20,000 USD.

On April 1, 2019, and as subsequently amended on August 1, 2019, the Company entered into a Trademark License Agreement with Toga Japan (the “Toga Japan License Agreement” and, together with the Agel License Agreement, the “License Agreements”) to allow Toga Japan to use all the trademarks associated with the Yippi App and the “Eostre” trademark for marketing purposes. As set forth in the Toga Japan License Agreement, the Company granted Toga Japan a non-exclusive, non-sublicensable, non-transferable license to reproduce and display the trademarks for certain promotional merchandise and events. As consideration for the license, Toga Japan paid the Company a monthly fee in the amount of $20,000 USD.

Due to the COVID-19 pandemic and subsequent lockdown, Agel and Toga Japan have advised the Company that they have been unable to sell the Company’s Eostre line of products since February 2020. On or about May 27, 2020, Agel and Toga Japan formally requested the termination of their respective License Agreements with the Company. The Company subsequently terminated the License Agreements effective May 31, 2020. Going forward, independent agents in Malaysia and Japan will be able to purchase Eostre products directly from Eostre or the Company, as applicable.

Entry into Subtle Collaboration Agreement

On June 1, 2020, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Subtle Energy Sciences, LLC, an Indiana Limited Liability Company (“Subtle”), for a period of two (2) years, which grants the Company the exclusive right in Asia and certain parts of the Middle East to market and sell Subtle’s products on Toga Limited’s websites and mobile applications. The Company will pay Subtle a monthly fee of the greater of 1% of gross sales of Subtle’s products or sixteen thousand dollars ($16,000), per month, and the parties to the Collaboration Agreement will revisit this financial arrangement six (6) months after June 1, 2020.

The Company has evaluated subsequent events from April 30, 2020 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with GAAP.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this Quarterly Report and in the other documents filed by us with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

In July 2016, the Company changed its name from “Blink Couture, Inc.”, to “Toga Limited.” The Company effected this name change by forming a wholly-owned subsidiary in the State of Delaware on July 21, 2016, with the name Toga Limited. This subsidiary never had any operations, business, or assets and was formed purely for the purpose of effecting the Company’s name change pursuant to Delaware General Corporation Law Title 8, Section 251(f). On July 21, 2016, the Company entered into an Agreement and Plan of Merger with the subsidiary, pursuant to which the Company was intended to merge with the subsidiary. This merger was consummated on July 22, 2016 upon the Company’s filing of a Certificate of Merger with the Secretary of State of the State of Delaware and as a result the separate existence of the subsidiary ceased, and the name of the Company became “Toga Limited.”

The name change to Toga Limited became effective in the market on December 16, 2016, following approval by the Financial Industry Regulatory Authority, Inc. (“FINRA”), and in conjunction with the name change, the quotation symbol for the Company’s common stock, $0.0001 per share (“Common Stock”), was changed to “TOGL.”

The Company incorporated a wholly-owned subsidiary, TOGL Technology in Malaysia on September 26, 2017. TOGL Technology offers technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications. TOGL Technology also provides development of, and upgrades to the Yippi App.

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

In 2017, the Company commenced development of a social media app for mobile devices called “Yippi,” or the “Yippi App.” The Company commenced development with the hiring of a Chief Technology Officer and development team.

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

On May 28, 2018, the Company’s wholly-owned subsidiary, TOGL Technology, formed a branch office in Taiwan. This office was formed for the purpose of selling health-related products via retail stores or through direct selling agents that sell our products at exhibitions and health introduction seminars in Taiwan.

On January 11, 2019, the Company’s wholly-owned subsidiary, TOGL Technology, formed a subsidiary in Vietnam, named Toga Vietnam. Toga Vietnam was formed for the purpose of providing customer services support for Yippi users located in Vietnam.

On May 1, 2019, TOGL Technology entered into a Yipps Agreement with Agel for the purchase and distribution of Yipps, points that can be used by the Yippi App users located in Malaysia.

On May 1, 2019, Toga Limited entered into a Yipps Agreement with Toga Japan, an entity unrelated to Toga Limited and its subsidiaries and branch office, for the purchase and distribution of Yipps to the Yippi App users located in Japan.

On May 24, 2019, the Company’s wholly-owned subsidiary TOGL Technology formed a subsidiary in Indonesia, named PT TOGL Technology Indonesia.  TOGL Technology owns a 67% interest in PT TOGL Technology Indonesia in partnership with PT. Aviva Tata Karya, an Indonesian entity which owns the remaining 33% interest. PT TOGL Technology Indonesia provides technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications.

On June 24, 2019, TOGL Technology acquired 100% shares of WGS Discovery Tours & Travel, a Malaysian based company.

On April 1, 2018, and as subsequently amended on August 1, 2019, the Company entered into a License Agreement to allow Agel to use the “Yippi” and “Eostre” trademarks for marketing purposes. As set forth in the Agel License Agreement, the Company granted Agel a non-exclusive, non-sublicensable, non-transferable license to reproduce and display the trademarks for certain promotional activities, merchandise, and events. As consideration for the license, Agel paid the Company a monthly fee in the amount of $20,000 USD.

On April 1, 2019, and as subsequently amended on August 1, 2019, the Company entered into a  License Agreement and, together with the Agel License Agreement, the “License Agreements”) to allow Toga Japan to use all the trademarks associated with the Yippi App and the “Eostre” trademark for marketing purposes. As set forth in the Toga Japan License Agreement, the Company granted Toga Japan a non-exclusive, non-sublicensable, non-transferable license to reproduce and display the trademarks for certain promotional merchandise and events. As consideration for the license, Toga Japan paid the Company a monthly fee in the amount of $20,000 USD.

Due to the COVID-19 pandemic and subsequent lockdown, Agel and Toga Japan have advised the Company that they have been unable to sell the Company’s Eostre line of products since February 2020. On or about May 27, 2020, Agel and Toga Japan formally requested the termination of their respective License Agreements with the Company. The Company subsequently terminated the License Agreements effective May 31, 2020. Going forward, independent agents in Malaysia and Japan will be able to purchase Eostre products directly from Eostre or the Company, as applicable.

On May 31, 2020, the Company entered into the Stock Purchase Agreement with Toh the Company’s President, Chief Executive Officer and Director, Lim, a former board member and current shareholder, and the two shareholders of Eostre, pursuant to which the Company will, subject to the terms and conditions of each Stock Purchase Agreement and other related agreements, acquire 100% of the equity of Eostre (comprised of 5,000,000 ordinary shares of stock, par value of RM 1.00 per share) for MYR 5 Million (approximately USD $1,250,000) (the “Purchase Price”). The Acquisition is subject to certain approvals by the relevant governmental authorities in Malaysia, which approvals are still being obtained by the Company.

Eostre was incorporated in Malaysia on May 29, 2019. Its principal place of business is Selangor, Malaysia. At the time of the Acquisition, Eostre was a shell entity with no current business or operations. Its sole asset was the License to operate a business in the “direct sales” space in Malaysia. Subject to the “Direct Sales and Anti-Pyramid Scheme Act 1933,” this License is a pre-requisite to operating a company in the direct sales space in Malaysia. The expiration date of the License is November 21, 2021; however, the Company anticipates that it will renew the License at such time.

The Acquisition is expected to be completed in two phases to meet certain regulations under Malaysian law. In the first phase, (i) the Company will acquire 20% of Eostre, consisting of 1,000,000 ordinary shares of stock; (ii) Toh and Lim will acquire 20% (1,000,000 ordinary shares) and 25% (1,250,000 ordinary shares) of Eostre, respectively; and (iii) a current owner of Eostre will acquire the balance of 1,350,000 shares, which, combined with his current ownership of 400,000 ordinary shares, will result in his owning 35% (1,750,000 ordinary shares) of Eostre. Toh, Lim, and the current owner of Eostre will be referred to herein as the “Individual Purchasers.”

The Company will deposit the Purchase Price directly into the bank account of Eostre, which will be controlled by the Company or its designees subsequent to the closing date of the first phase. Pursuant to the Stock Purchase Agreements, Toh, Lim and the two original owners of Eostre are not entitled to receive any profit in connection. The Individual Purchasers will execute demand notes in favor of the Company for their respective portions of the Purchase Price. Such demand notes will bear interest at a rate of 4% per annum. In addition, the Individual Purchasers will each execute a security and pledge agreement in favor of the Company pledging their shares in Eostre as collateral, until such time as the second phase is completed. The Individual Purchasers will also grant irrevocable proxies to the Company to vote their shares in Eostre until such time as the second phase of the Acquisition is completed.

In the second phase of the Acquisition, the promissory notes issued by the Individual Purchasers will be cancelled and deemed paid in full, and the remaining 80% of the equity in Eostre will be transferred to the Company. The second phase of the Acquisition is expected to close as soon as practicable after the six-month anniversary of the signing date of the Stock Purchase Agreements, based on the expected timing required to obtain the necessary approvals from the Malaysian Ministry of Trade.

The Stock Purchase Agreements contain representations and warranties made by and to the parties thereto as of specific dates. The statements embodied in those representations and warranties were made for the purpose of allocating risk between the parties rather than establishing matters as facts, and are subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the Stock Purchase Agreements. In addition, certain representations and warranties were made as of a specified date and may be subject to a contractual standard of materiality different from those generally applicable to investors.

On June 1, 2020, the Company entered into the Collaboration Agreement with Subtle for a period of two (2) years, which grants the Company the exclusive right in Asia and certain parts of the Middle East to market and sell Subtle’s products on Toga Limited’s websites and mobile applications. The Company will pay Subtle a monthly fee of the greater of 1% of gross sales of Subtle’s products or sixteen thousand dollars ($16,000), per month, and the parties to the Collaboration Agreement will revisit this financial arrangement six (6) months after June 1, 2020.

Business Development

The Yippi App is a messaging app with a focus on entertainment and security. It is fast, simple, secure, and free. Yippi seamlessly syncs a user’s normal messages and secret messages into one application. Users can send an unlimited number of messages, photos, and voice messages. Yippi groups allow users to send broadcasts up to 100 contacts at a time. Users can download the Yippi App through the Apple App Store and Google Play Store. Users in China can download the Yippi App (International version) through the Apple App Store or the Huawei App Store. The Yippi App (Chinese version) can be downloaded through the Baidu App Store, the 360 App Store, or the Oppo App Store. Revenue is generated from selling advertising, emoji stickers, and special filters, effects, and features for use with Yippi.

In addition, our users bring business opportunities from all over the world to other users all over the world. We offer different platforms through the Yippi App, including online-to-offline, business-to-business, business-to-customer, and customer-to-customer to help business owners promote their businesses on Yippi.

The Company is focused on the development of the Yippi App and attracting active users to Yippi and the sale of products through direct marketing network.

The Company has created in-app points to use within the Yippi App. These in-app points are called Yipps. Once purchased by a user, Yipps can be used in a variety of different ways within the Yippi App. Yipps can be used to gift or tip other users, or to purchase merchandise and services from vendors.

Yipps points are purchased in cash. When these points are initially purchased (but not yet used), they are recognized as deferred revenue. When these points are later used within the Yippi App (for purchases, tipping, gifting, etc.), the revenue is recognized.

Upon use or redemption of the Yipps inside of the Yippi app, the Company pays the price set by the third-party supplier of the desired product or service (approximately 70% of the total cost of the item) and retains the balance as a commission (approximately 30% of the total cost of the item). The exception to this commission breakdown is for when Yipps are used to redeem products and services in the Company’s TogaGo travel platform, where the Company currently takes a much lower commission to keep advertised prices low and encourages the use of the TogaGo platform (the Company’s commission is approximately 3-5% of the total cost of the product or service purchased). At the time the Yipps are used and the revenue is recognized, the amount that is paid to third-party suppliers of the goods or services is recorded by the Company as the cost of goods sold.

Yipps do not have an expiration date, and this is a relatively new revenue source for the Company (deferred revenue from Yipps was first recorded in May 2019). On an ongoing basis as Yipps are purchased and used in-app, the Company expects to recognize all of the deferred revenue from a Yipps purchase as revenue within 12 months of the original purchase of such Yipps. The Company’s estimate is qualified by the limited data of historical usage.

Yippi App Features

Social Messaging

Messaging

Yippi has embedded and enhanced the quality of voice and video calls for the ease of connectivity to anyone anywhere. We expanded on the functions of our chat application in making the action of contacting friends and family with choices of text, voice, and video calls that are parallel with leading chat applications in the market.

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

Eggs

The Yippi App contains the feature of giving and receiving “Yipps” in the form of “Eggs” in individual chats or group chats. Yipps may be used for rewarding contents on Social (as defined below) and as a form of payment for the purchase of discounts from third- party shops and TogaGo. Eggs can contain any number of Yipps, as determined by the sender.

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

Market Place

TogaGo

TogaGo, a hotel and flight feature in Yippi boasts an impressive array of hotel, cruise, and flight partners that enable users to search for the best price for their travel needs. Currently, prices are relatively cheaper and comparable to major travel applications in the market, and with this feature we have bridged these two different applications into one comprehensive application.

These extensions are developed and functioning and are bridged within Yippi with a link to the target platform while the user is still logged into their Yippi account.

Games

As with most social chat applications, Yippi has 9 games built into the application.

We are also anticipating the acquisition of additional games to add to our collection, in order to cater to a wider gaming audience.

Globally, a large share of gaming revenues are generated from mobile gaming. It is our intention to identify, invest in and partner with up-and-coming developers, which we believe will allow us to compete for additional gaming revenue within the market.

Toga-Resonance Technology

Toga Resonance Technology (“TRT”) is the brand behind the use of “quantum resonance technology” found in certain of our physical products sold through our direct sales network, and in certain of our digital applications distributed through our Yippi App. This technology was developed by an independent consultant and is utilized by our Company.

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

Eostre

The Company is in the business of selling wellness products through direct marketing networks. As of June 1, 2020, in accordance with the Company’s strategic business plan, the Company will engage in the sale of such wellness products through Eostre, which is anticipated to become the Company’s wholly-owned subsidiary upon the closing of the second phase of the Acquisition.

Sources, significant classes of products sold, and distribution channels: The Company sells products based on traditional, eastern wellness principles under its “Eostre” brand. The Company’s products include pendants (necklaces with crystals on them), home goods, supplements and topical sprays, serums and creams. The products offered by the Company are as follows:

1.	Eostre Energy Crystal Pendant (*Available in Indonesia, Taiwan, Malaysia and Japan)

2.	Eostre Quantum Disc (*Available in Indonesia, Taiwan, Malaysia and Japan)

3.	Eostre Vitality Pendant (*Available in Indonesia and Malaysia)

4.	Eostre Sanare Sleep Mat (*Available in Indonesia and Malaysia)

5.	Eostre Life Force Diffuser (humidifier) (*Available in Indonesia and Malaysia)

6.	Eostre Ohrus (light) (*Available in Indonesia and Malaysia)

7.	Essential Young Serum (*Available in Indonesia)

8.	Perfect Hydrating Spray (*Available In Indonesia)

9.	Healthy 99 (*Available In Taiwan and Japan)

10.	Beauty 99 (*Available in Taiwan)

11.	Cadalobs Chlorella (*Available In Taiwan)

12.	Toga Dammarane (*Available In Taiwan and Japan)

13.	Dammarane Sapogenin (*Available In Taiwan and Japan)

The product branding “Eostre” is owned by the Company and the Company licenses the brand to agents with direct marketing networks in Malaysia (Agel) and Japan (Toga Japan), while it sells branded products directly to independent agents to sell within the agents’ own networks in Taiwan and Indonesia. The Company has a registered trademark for “Eostre” in Malaysia and is pursuing trademark registrations in additional jurisdictions.

As of May 31, 2020, the Company terminated its trademark license agreements with Agel and Toga Japan, as more fully discussed above. The Company anticipates entering into a license agreement to license the “Eostre” trademark to Eostre. The anticipated terms of the agreement will grant Eostre a non-exclusive, non-sublicensable, and non-transferable license to use the trademark: on products which will be manufactured, sold and/or distributed by Eostre; on marketing materials; and for events organized by Eostre. The term of the license is anticipated to be for one year, with the agreement automatically renewing for additional one year terms unless either party provides notice to the other of its intention to terminate the agreement within 60 days before the beginning of the next term. In consideration for the license, Eostre will pay the Company a fee of $20,000 USD on a monthly basis.

The products Eostre Energy Crystal Pendant, Eostre Quantum Disc, Eostre Vitality Pendant, Eostre Sanare Sleep Mat, Eostre Life Force Diffuser and Eostre Ohrus are manufactured in Hong Kong. The Eostre Smart LED Desk Lamp is manufactured in Malaysia. The products Essential Young Serum and Perfect Hydrating Spray are manufactured in Indonesia. The products Healthy 99, Beauty 99, Cadalobs Chlorella, Toga Dammarane, and Dammarane Sapogenin are manufactured in Taiwan.

The products are manufactured by unaffiliated third-party companies, who ship finished products containing the Company’s Eostre branding. For products sold in Malaysia and Japan, the manufacturers directly ship products to the customers with direct marketing networks in those jurisdictions.

For the products sold in Taiwan and Indonesia, orders are placed by independent agents to the Company. The Company then receives fully manufactured products from the manufacturers, which the Company sells through wholesale distribution to independent agents who have their own respective direct marketing networks for selling the products.

Principal markets: The Company currently sells its products to agents in Malaysia, Japan, Taiwan, and Indonesia. The Company does not sell its products directly to consumers, but instead sells exclusively to independent agents who distribute such products through direct marketing networks in the Company’s principal markets, as described below. The products are marketed to wellness-minded consumers, typically adults (between approximately 20 and 80 years old), both men and women, located in urban centers.

Competitive conditions: The Company purchases white labeled products and brands them with its “Eostre” trademark. The Company then produces sales and marketing materials for such products. Because the Company owns the Eostre brand, it has no competitors selling identically branded products without its authorization. However, the Company does not own the underlying intellectual property to the products that it sells, nor does it have exclusive rights to sell such products. The Company has competition risk in that it cannot ensure that it will continue to be able to source its products from its third-party suppliers, at competitive prices.

In addition, the Company is aware that those third-party suppliers sell the same white labeled products to other companies (with differed branding applied), who compete directly or indirectly with the Company in its principal markets. Except for the “Eostre” product branding and marketing, the Company is aware of one such competitor who sells identical products (with the competitor’s own marketing and branding applied to the underlying product) to the Eostre Energy Crystal Pendant, Eostre Vitality Pendant, Eostre Quantum Disc, Eostre Ohrus, Eostre Life Force Diffuser, Essential Young Serum, and Perfect Hydrating Spray. This provides additional direct sales competition with respect to those products and provides competition for talent for those agents who may want to sell these or similar wellness products through a direct marketing network.

Furthermore, the Company has competition in each jurisdiction in which it operates with the entire market of other companies and individuals who sell health and wellness products, especially those that are in the business of selling natural products (including crystals, topical sprays, serums and cremes, home goods, supplements, and similar items) based on traditional, eastern wellness principles.

Employees: As of June 1, 2020, Eostre has hired 16 employees, who are professionals in the health and direct sales industry, and Eostre will begin to retain a team of independent agents to sell Eostre’s products. In light of the COVID-19 pandemic, Eostre’s agents will primarily use e-commerce as their main sales channel.

Sales and Marketing: The Company will primarily focus on sales and marketing of its products online though e-commerce. It will pursue paid marking opportunities such as Facebook ads with targeting marketing and hiring product ambassadors to promote the product. The Company will also pursue organic marketing strategies such as using Eostre social media accounts and search engine optimization to promote the product.

Independent Agents: Eostre will rely on its network of independent agents to sell the products. The agents will be eligible to receive compensation on a number of different levels, ranging from retaining profit from retail sales, to bonuses which may be achieved as each such agent becomes a leader of their own network.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. The Company is closely monitoring developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees, and its customers. To protect the Company’s employees while continuing to provide the services needed by its clients, the Company limited customer contact and minimized employee contact with other employees by having its employees work remotely.

On March 19, 2020, the MCO was issued by the Malaysian Prime Minister which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. While the MCO had an original duration of two weeks, it was extended numerous times but the MCO was ultimately lifted as of June 9, 2020 with safe-distance and other controlling protocols in place to protect customers and employees.

Our office-based employees located in Malaysia have been working remotely since the middle of March and our office-based employees located in the United States have been working remotely since the middle of March. All of our employees have been able to continue to address customer needs in a timely fashion. Travel remains restricted to limit the risk of our employees coming in contact with COVID-19.

Through April 30, 2020, there has been a noticeable increase in accounts receivable for the Company. It is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through April 30, 2020, we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

The Company was impacted by the MCO order in regards to TogaGo revenue. The MCO restricted travel, which resulted in customers not booking travel and hotel through the Yippi app.  TogaGo’s revenue decreased by 90% in the third quarter ended April 30, 2020.  However, we expect TogaGo’s revenue to increase now that the MCO has been lifted.

Results of Operations

The Company is focused on the development of the Yippi App and attracting active users to Yippi and the sale of products through direct marketing network. The Company commenced generating advertising revenue from Yippi during the fourth quarter of the year ended July 31, 2019.

Three-Months Ended April 30, 2020 Compared to April 30, 2019

	Three months ended
	April 30,
	2020	2019	Change	%
Revenue	$2,176,670	$3,104,032	$(927,362)	(30%)
Cost of Goods Sold	1,950,594	1,641,101	309,493	19%
Gross Profit	$226,076	$1,462,931	$(1,236,855)	(85%)
Gross Margin	10%	47%

Gross Margin by product for the three-month ended April 30, 2020

	Product Sales	Advertising	Royalty Fee	Yippi	TogaGo	Total
Revenue	328,418	330,108	120,000	1,317,423	80,721	2,176,670
Cost of goods sold	145,521	-	-	1,678,018	127,055	1,950,594
Gross profit (loss)	182,897	330,108	120,000	(360,595)	(46,334)	226,076
Gross Margin	56%	100%	100%	(27%)	(57%)	10%

Gross Margin by product for the three-month ended April 30, 2019

				Management			Software Maintenance &
	Product Sales	Advertising	Royalty Fee	Fee	Yippi	TogaGo	Subscription	Total
Revenue	2,475,312	22,720	60,000	530,487	-	-	15,513	3,104,032
Cost of goods sold	1,573,083	-	-	-	66,894	1,124	-	1,641,101
Gross profit (loss)	902,229	22,720	60,000	530,487	(66,894)	(1,124)	15,513	1,462,931
Gross Margin	36%	100%	100%	100%	-	-	100%	47%

Despite the steady growth of Yippi in-apps purchases and TogaGo platform sales over the last three quarters, total revenue decreased by approximately $927,000, or 30%, during the quarter ended April 30, 2020 due to the decrease in direct marketing network revenue of approximately $2.1 million.  There have been no management fees during the first three quarters.

Gross profit decreased by approximately $1.2 million, or 85%, during the quarter ended April 30, 2020 due to the decrease in direct marketing network revenue. Gross margin percentage decreased from 47% to 10% driven by sales mix shift from the higher margin businesses of management and information technology to the lower margin business of Yippi in-app purchases and TogaGo platform sales. The Company has invested significantly on the development of system and platform in support of the Yippi App and TogaGo platform operations in the early implementation stage but management expects reductions in cost of sales and increases in gross margin gradually over time.

	Three months ended
	April 30,
	2020	2019	Change	%
Operating expenses:
Selling, general and administrative expenses	$671,394	$431,906	$239,488	55%
Salaries and wages	650,030	7,576,512	(6,926,482)	(91%)
Professional fees	683,938	216,824	467,114	215%
Depreciation	137,468	18,311	119,157	651%
Total operating expenses	2,142,830	8,243,553	(6,100,723)	(74%)
Loss from Operations	1,916,754	6,780,622	(4,863,868)	(72%)
Other Income	19,211	3,994	15,217	381%
Net Loss	$1,897,543	$6,776,628	$(4,879,085)	(72%)

Net loss decreased by approximately $4.9 million, or 72%, in the quarter ended April 30, 2020, compared to the prior year period, due to the decrease in operating expenses primarily attributed to the decrease in stock-based compensation of approximately $6.8 million. During the three months ended April 30, 2019, the Company issued 782,948 shares of the Company’s common stock as employee compensation.

Segment Operating Performance

Our operating performance by segment are as follows for the three months ended April 30, 2020 and 2019:

Three months ended April 30, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$120,000	$1,714,740	$120,259	$-	$221,671	$2,176,670
Gross Profit (Loss)	$120,000	$(69,090)	$78,072	$-	$97,094	$226,076
Gross Margin	100%	(4%)	65%	-	100%	100%
Net Loss	$(601,782)	$(851,123)	$(68,062)	$(7,923)	$(368,653)	$(1,897,543)

Three months ended April 30, 2019:

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$568,721	$486,395	$1,988,916	$3,104,032
Gross Profit (Loss)	$60,000	$500,704	$441,242	$460,985	$1,462,931
Gross Margin	100%	88%	91%	23%	47%
Net Income (Loss)	$(6,988,670)	$(301,933)	$93,677	$420,298	$(6,776,628)

Despite the steady growth of Yippi-in apps purchases and TogaGo platform sales over the last three quarters, total revenue decreased by approximately $927,000 in the three months ended April 30 2020, compared to the prior year period, due to the decrease in direct marketing network revenue in Indonesia and Taiwan and the absence of a management fee in Malaysia. The Company gradually restructured its business operations from direct marketing network, management, and information technology to Yippi in-app purchases and TogaGo platform sales.

Net loss decreased by approximately $4.9 million in the three months ended April 30, 2020, compared to the prior year period, due to the decrease in salaries and wages primarily attributed to the decrease of stock-based compensation of approximately $6.8 million. In the three months ended April 30, 2019, the Company issued 782,948 shares of the Company’s common stock as employee compensation. In addition, net loss in Malaysia and Indonesia both increased due to the increase in sales and marketing commissions and increased payroll costs for workforce reinforcement in support of business operations.

Nine-Months Ended April 30, 2020 Compared to April 30, 2019

	Nine months ended
	April 30,
	2020	2019	Change	%
Revenue	$8,719,525	$4,703,168	$4,016,357	85%
Cost of Goods Sold	6,335,778	1,885,324	4,450,454	236%
Gross Profit	$2,383,747	$2,817,844	(434,097)	(15%)
Gross Margin	27%	60%

Gross Margin by product for the nine-month ended April 30, 2020

	Product Sales	Advertising	Royalty Fee	Yippi	TogaGo	Total
Revenue	3,656,589	474,543	360,000	3,200,370	1,028,023	8,719,525
Cost of goods sold	1,448,255	-	-	3,965,691	921,832	6,335,778
Gross profit (loss)	2,208,334	474,543	360,000	(765,321)	106,191	2,383,747
Gross Margin	60%	100%	100%	(24%)	10%	27%

Gross Margin by product for the nine-month ended April 30, 2019

	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	TogaGo	Subscription	Total
Revenue	3,170,590	167,996	180,000	1,072,630	-	-	111,952	4,703,168
Cost of goods sold	1,640,370	-	-	-	243,830	1,124	-	1,885,324
Gross profit (loss)	1,530,220	167,996	180,000	1,072,630	(243,830)	(1,124)	111,952	2,817,844
Gross Margin	48%	100%	100%	100%	-	-	100%	60%

Revenue increased by $4.0 million, or 85%, in the nine months ended April 30, 2020, compared to the prior year period, driven by a $3.2 million increase in Yippi in-app purchases, a $1.0 million increase in TogaGo platform sales, and a $486,000 increase in direct marketing network revenue.

Gross profit decreased by $434,000, or 15%, in the nine months ended April 30, 2020, compared to the prior year period, due to the increase in cost of goods sold of $4.5 million as a result of the increase in revenue of $4.0 million. Gross margin percentage decreased to 27% in the nine months ended April 30, 2020 compared to 60% in the prior year period, primarily driven by the sales mix shift from the higher margin businesses of management and information technology to the lower margin business of Yippi in-app purchases. The Company has invested significantly on the development of a system and platform in support of the Yippi and TogaGo operations, which are in the early implementation stage, but management expects reductions in cost of sales and increases in gross margin gradually over time.

	Nine months ended
	April 30,
	2020	2019	Change	%
Operating expenses:
Selling, general and administrative expenses	$5,830,163	$1,725,779	$4,104,384	238%
Salaries and wages	5,751,943	8,224,676	(2,472,733)	(30%)
Professional fees	1,617,526	846,465	771,061	91%
Depreciation	323,731	41,974	281,757	671%
Total operating expenses	13,523,363	10,838,894	2,684,469	25%
Loss from Operations	11,139,616	8,021,050	3,118,566	39%
Other Income	164,704	6,648	158,056	2377%
Net Loss	$10,974,912	$8,014,402	$2,960,510	37%

Net loss increased by approximately $3.0 million, or 37%, in the nine months ended April 30, 2020, compared to the prior year period, due to the increase in operating expenses primarily attributed to the increases in selling, general and administration expenses and professional fees. Selling, general and administrative expenses increased primarily due to the increase in sales and marketing commissions of $2.2 million and advertising and promotion fees of $1.2 million, which were driven by increases in sales activities and advertising and marketing efforts. Professional fees increased during the nine months ended April 30, 2020 mainly attributed to the increase in legal fees of $440,000 related to due diligence, SEC filings, and corporate status matters and maintenance matters.

Segment Operating Performance

Our operating performance by segment are as follows for the nine months ended April 30, 2020 and 2019:

Nine months ended April 30, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$360,000	$4,517,910	$743,777	$-	$3,097,838	$8,719,525
Gross Profit (Loss)	$360,000	$(172,875)	$630,421	$-	$1,566,201	$2,383,747
Gross Margin	100%	(4%)	85%	-	51%	27%
Net Loss	$(4,654,331)	$(3,654,565)	$(363,802)	$(23,625)	$(2,278,589)	$(10,974,912)

Nine months ended April 30, 2019:

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$180,000	$2,534,252	$-	$1,988,916	$4,703,168
Gross Profit (Loss)	$180,000	$1,107,626	$1,069,233	$460,985	$2,817,844
Gross Margin	100%	82%	90%	23%	60%
Net Loss	$(7,465,555)	$(801,206)	$(91,427)	$343,786	$(8,014,402)

Revenue increased by approximately $4.0 million in the nine months ended April 30, 2020 compared to the prior year period driven by the growth across each of our segments primarily, with respect to the increase in Yippi in-app purchases and TogaGo platform sales in Malaysia and the increase in direct marketing network revenue in Indonesia and Taiwan.

Net Loss increased by approximately $3.0 million in the nine months ended April 30, 2020 compared to the prior year period, due to the increase in operating expenses primarily attributed to the increase in payroll costs and legal fees for the Company and the increase in sales and marketing commissions and payroll costs and advertising and promotion fees in Malaysia and Indonesia in support of business operations..

Plan of Operation

The Company’s current business activities do not at this time provide positive cash flow, although the Company has commenced generating revenue for the third quarter ended April 30, 2018. During the next twelve months, we anticipate incurring costs related to:

i.	Marketing the Yippi app to users located throughout Asia;
ii.	Investigating, analyzing, and consummating potential acquisition or merger opportunities;
iii.	Other ongoing general and administrative type costs; and
iv.	The preparation and filing of the Company’s financial statements and Exchange Act reports.

We believe that we are nearing the point where we will commence generating a net profit on a quarterly basis from advertising within the Yippi app, and through sales within the direct marketing network, although we cannot predict exactly when this will occur. We have begun generating gross revenues and believe our revenue will increase during the current fiscal year.

During the prior fiscal year, the Company temporarily adopted selling products to assist the Company to generate cash flow to support its operations while the Company continued to develop the Yippi app. The Company has decided that due to the success of adding this division to the Company, that investing further into the direct marketing network was in the Company’s best interest and has acquired the subsidiary named Eostre. See Note 9 for additional details.

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

Liquidity and Capital Resources

	April 30,	July 31,
	2020	2019	Change	%
Cash and cash equivalents	$11,269,840	$14,916,556	$(3,646,716)	(24%)
Total Assets	$18,660,826	$21,006,426	$(2,345,600)	(11%)
Total Liabilities	$11,547,090	$6,090,089	$5,457,001	90%
Working Capital	$2,639,648	$10,491,941	$(7,852,293)	(75%)

As of April 30, 2020, our total assets were $18.7 million, and our total liabilities were $11.5 million. Liabilities were comprised primarily of our current liabilities of $11.5 million, of which included accounts payable and accrued liabilities of $5.7 million and deferred revenue of $5.6 million.

Our stockholders’ equity decreased from $15 million as of July 31, 2019 to $7.1 million as of April 30, 2020.

We had $11.3 million in cash as of April 30, 2020, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $35.2 million as of April 30, 2020 compared to accumulated deficit of approximately $24.2 million as of July 31, 2019.

Our working capital decreased by $7.9 million from $10.5 million at July 31, 2019, to $2.6 million at April 30, 2020, due primarily to the increase in our current liabilities by $5.4 million, as explained by the increase in accounts payable and accrued liabilities of $1.5 million and deferred revenue of $3.8 million, and the decrease in current assets for the decrease in cash and cash equivalents of $3.6 million.

Cash Flow

	Nine months ended
	April 30,		Change
	2020	2019	Amount	%
Cash Flows (used in) operating activities	$(3,272,933)	$(101,161)	$(3,171,772)	3,135%
Cash Flows (used in) investing activities	(247,333)	(198,017)	49,316	25%
Cash Flows provided by (used in) financing activities	(133,934)	2,149,959	(2,283,893)	(106%)
Effects on changes in foreign exchange rate	7,484	(98,153)	105,637	(108%)
Net change in cash and cash equivalents during period	$(3,646,716)	$1,752,628	$(5,399,344)	(308%)

Cash Flow from Operating Activities

We have not generated significant positive cash flow from operating activities. For the nine-month period ended April 30, 2020, net cash flows used in operating activities was $3.3 million compared to $101,000 used during the nine-month period ended April 30, 2019. Cash flows used in operating activities for the nine-months ended April 30, 2020, comprised of a net loss of $11 million, which was reduced by non-cash expenses of $324,000 for depreciation and $3.4 million for stock-based compensation and a net change in working capital of $4.0 million. Cash flows used in operating activities for the nine-months ended April 30, 2019, comprised of a net loss of $8.0 million, which was reduced by non-cash expenses of $42,000 for depreciation and $6.9 million for stock-based compensation and a net change in working capital of $1.1 million.

Cash Flows from Investing Activities

During the nine-month period ended April 30, 2020, we used $247,000 in investing activities for the purchase of property and equipment. During the nine-month period ended April 30, 2019, we used $198,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine-month period ended April 30, 2020, net cash used in financing activities was $134,000, consisting of the repayment for cancellation of stock options of $157,000 and the repayment to related parties of $86,000, offset by common stock subscribed of $3,000 and proceeds from related parties of $106,000. For the nine-month period ended April 30, 2019, net cash provided by financing activities was $2.2 million, consisting of proceeds from the sale of shares of our common stock of $2.1 million and proceeds from related parties of $127,000, offset by repayment to related parties of $75,000.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. GAAP. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For our critical accounting policies and estimates for “Revenue Recognition” and “Leases” see Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the nine months ended April 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to an investor in our securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending April 30, 2020, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the COVID-19 pandemic, our accounting employees began working remotely beginning in mid-March 2020. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness while these employees work remotely.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 10, 2020, the Company approved the issuance of 113 shares of the Company’s common stock to its independent Directors, Iain Bratt, Jim Lupkin, and Shemori BoShae Guinn, pursuant to the terms of their Independent Director Agreements. The shares had an aggregate value of $1,500, which equals the total number of shares multiplied by the average of the closing price of our common stock as reported on OTC Market for the 30 trading days preceding the end of the second fiscal quarter, or $13.35 per share. These issuances of shares of the Company’s common stock are qualified for the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1*	Stock Purchase Agreement – Phase 1

10.2*	Stock Purchase Agreement – Phase 2

10.3*	Pledge and Security Agreement – Ahmad Hizar Bin Sainol Abdin

10.4*	Pledge and Security Agreement – Lim Jun Hao

10.5*	Pledge and Security Agreement – Toh Kok Soon

10.6*	Secured Promissory Note – Ahmad Hizar Bin Sainol Abdin

10.7*	Secured Promissory Note – Lim Jun Hao

10.8*	Secured Promissory Note – Toh Kok Soon

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

99.1*	AJL Direct Sales License

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

___________

*filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended,, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

DATED: June 15, 2020	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

DATED: June 15, 2020	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

