Form 10-Q/A
period 2019-04-30
Toga Ltd
filed 2021-01-26
CIK 1378125

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

515 S. Flower Street 18th Floor

Los Angeles, CA 90071

(Address of principal executive offices)

(949) 333-1603

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock outstanding as of January 18, 2021 was 91,013,640 shares, par value $0.0001 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Toga Limited (the “Company”) for the quarterly period ended April 30, 2019, filed on June 18, 2019 with the Securities and Exchange Commission (the “Form 10-Q”) resulting from improper timing of revenue recognition from PT. Toga International Indonesia (“PT Toga”), the Company’s wholly owned Indonesian subsidiary.  In the course of preparing the Form 10-K for the annual period ended July 30, 2020, the Company’s management discovered that revenue recognition was occurring on the collection of proceeds rather than on the shipment of product.  In addition, the related commissions expense is being restated to properly reflect these costs against the restated revenues, resulting in a contract asset balance for the portion of the commission expenses for which revenue recognition was deferred.   A summary of the accounting impact of these adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three months and nine months ended April 30, 2019 is provided at “Note 9. Restatement of Financial Statements.”

This Amendment also amends and includes a summary of updates to the business description of the Company to include descriptions of the Company’s direct marketing line of business and the Company’s general services agreement with a related party, both of which comprise the majority of the Company’s revenue during the quarterly period ended April 30, 2019. These discussions are not meant to update the discussions set forth in the Company’s Form 10-K/A for the fiscal year ended July 31, 2019 we anticipate to be filed on or about January 30, 2021.

In order to provide the Company’s shareholders with a better understanding of the Company’s business, this Amendment also includes in “Note 10. Subsequent Events,” events that have occurred subsequent to the original filing date, in addition to modifying and updating Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures made in the original Form 10-Q to be accurate as of the date of filing of this Amendment.

Finally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 , as amended (the “Exchange Act”), the Company is also including with this Amendment No. 1 currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

2

TOGA LIMITED

FORM 10-Q

Quarterly Period Ended April 30, 2019

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Toga Limited

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2019	2018
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$2,817,300	$1,064,672
Accounts receivable, net	13,652	367,918
Accounts receivable - related party, net	204,538	-
Prepaid expense and other current assets	1,875,798	25,958
Inventories	206,107	-
Total Current Assets	5,117,395	1,458,548

Property and equipment	327,265	135,706
Intangible asset - digital currency	5,231,858	1,348,920
Deposit	-	9,780
TOTAL ASSETS	$10,676,518	$2,952,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$761,855	$180,573
Due to related parties	192,473	186,390
Notes due to related parties	24,126	24,126
Deferred revenue	2,665,475	20,500
Income tax payable	205,655	-
Total Current Liabilities	3,849,584	411,589

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 89,812,036 and 69,586,517 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	8,981	6,959
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	29,727,147	16,942,861
Accumulated deficit	(22,825,791)	(14,351,459)
Accumulated other comprehensive loss	(80,403)	(53,996)
Total Stockholders’ Equity	6,826,934	2,541,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,676,518	$2,952,954

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2019	2018	2019	2018
	(Restated)		(Restated)
Revenue	$522,492	$73,988	$1,443,438	$73,988
Revenue from related party	592,624	-	1,270,814	-
Total Revenue	1,115,116	73,988	2,714,252	73,988

Cost of goods sold	178,814	78,218	495,480	78,218
Gross profit (loss)	936,302	(4,230)	2,218,772	(4,230)

OPERATING EXPENSES
General and administrative expenses	483,431	163,800	1,317,744	356,889
Salaries and wages	7,333,695	135,980	8,224,676	185,386
Professional fees	216,824	131,482	846,465	309,431
Depreciation	18,311	3,356	41,974	3,356
Total Operating Expenses	8,052,261	434,618	10,430,859	855,062

LOSS FROM OPERATIONS	(7,115,959)	(438,848)	(8,212,087)	(859,292)

OTHER INCOME (EXPENSE)
Interest income	4,112	-	6,833	-
Interest expense	(118)	-	(185)	(383)
Loss on settlement of debt	-	-	-	(2,300,327)
Total Other Income (Expense)	3,994	-	6,648	(2,300,710)

Loss before Income Taxes	(7,111,965)	(438,848)	(8,205,439)	(3,160,002)

Income Tax Provision	(124,593)	-	(268,893)	-

NET LOSS	$(7,236,558)	$(438,848)	$(8,474,332)	$(3,160,002)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(121,785)	(116,585)	(26,407)	(103,828)
TOTAL COMPREHENSIVE LOSS	$(7,358,343)	$(555,433)	$(8,500,739)	$(3,263,830)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	89,036,190	263,308,592	80,222,349	262,765,549
NET LOSS PER COMMON SHARE	(0.08)	(0.00)	$(0.11)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended April 30, 2019

(Unaudited)

(Restated)

						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	$7,584	$(3,000)	$18,196,387	$(14,686,922)	$(81,503)	$3,432,546
Issuance of common shares for cash	2,993,121	299	-	598,327	-	-	598,626
Issuance of common shares for digital currency	8,575,916	857	-	3,802,823	-	-	3,803,680
Other comprehensive income	-	-	-	-	-	122,885	122,885
Net loss	-	-	-	-	(902,311)	-	(902,311)
Balance - January 31, 2019	87,406,316	$8,740	$(3,000)	$22,597,537	$(15,589,233)	$41,382	$7,055,426
Issuance of common shares for cash	1,226,479	123	-	245,173	-	-	245,296
Issuance of common shares for digital currency	396,293	40	-	79,218	-	-	79,258
Issuance of common shares for services	782,948	78	-	6,805,219	-	-	6,805,297
Other comprehensive income	-	-	-	-	-	(121,785)	(121,785)
Net loss	-	-	-	-	(7,236,558)	-	(7,236,558)
Balance - April 30, 2019	89,812,036	$8,981	$(3,000)	$29,727,147	$(22,825,791)	$(80,403)	$6,826,934

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the nine months ended April 30, 2018

(Unaudited)

						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Income (Loss)	Stockholders’ Deficit

Balance - July 31, 2017	254,635,470	$25,464	$(3,000)	$587,187	$(731,151)	$-	$(121,500)

Issuance of common shares for cash	1,333,860	133	-	133,253	-	-	133,386
Other comprehensive loss	-	-	-	-	-	(346)	(346)
Net loss	-	-	-	-	(55,872)	-	(55,872)
Balance - October 31, 2017	255,969,330	$25,597	$(3,000)	$720,440	$(787,023)	$(346)	$(44,332)
Issuance of common shares for cash	5,000,000	500	-	499,500	-	-	500,000
Issuance of common shares for settlement of related party debt	1,533,552	153	-	2,453,530	-	-	2,453,683
Other comprehensive income	-	-	-	-	-	13,103	13,103
Net loss	-	-	-	-	(2,665,282)	-	(2,665,282)
Balance - January 31, 2018	262,502,882	$26,250	$(3,000)	$3,673,470	$(3,452,305)	$12,757	$257,172
Issuance of common shares for cash	2,069,069	207	-	206,701	-	-	206,908
Other comprehensive income	-	-	-	-	-	(116,585)	(116,585)
Net loss	-	-	-	-	(438,848)	-	(438,848)
Balance - April 30, 2018	264,571,951	$26,457	$(3,000)	$3,880,171	$(3,891,153)	$(103,828)	$(91,353)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	April 30,
	2019	2018
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,474,332)	$(3,160,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,974	3,356
Stock based compensation	6,805,297	-
Loss on settlement of debt	-	2,300,327
Changes in operating assets and liabilities:
Accounts receivable	149,702	(59,043)
Inventories	(205,406)	-
Prepaid expenses and other current assets	(1,838,206)	(46,694)
Deferred revenue	2,632,252	212,998
Accounts payable and accrued liabilities	787,558	121,638
Net cash used in operating activities	(101,161)	(627,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(198,017)	(62,558)
Net cash used in investing activities	(198,017)	(62,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,098,073	840,294
Proceeds from related parties	126,813	1,430,620
Repayment to related party	(74,927)	(1,055,333)
Net cash provided by financing activities	2,149,959	1,215,581

Effects on changes in foreign exchange rate	(98,153)	(52,017)

Net increase in cash and cash equivalents	1,752,628	473,586
Cash and cash equivalents - beginning of period	1,064,672	100
Cash and cash equivalents - end of period	$2,817,300	$473,686

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$2	$-
Note exchanged for due to related parties	$-	$152,973
Common Stock Issued for Digital Currency	$3,882,938	$-

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

In July 2018, we changed our state of incorporation to the State of Nevada.

The Company incorporated a wholly-owned subsidiary, TOGL Technology Sdn. Bhd. (“TOGL Technology”) in Malaysia on September 26, 2017.

On May 28, 2018, the Company’s wholly-owned subsidiary TOGL Technology formed a branch office in Taiwan.

The Company incorporated a wholly-owned subsidiary, PT. Toga International Indonesia (“PT Toga”) in Indonesia on November 23, 2017.

The Company’s wholly-owned subsidiary TOGL Technology formed a wholly-owned subsidiary Toga Vietnam Company Limited (“Toga Vietnam”) in Vietnam on January 15, 2019.

Subsequent to April 30, 2019, on May 8, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended Article IV of its Articles of Incorporation by decreasing the Company’s authorized number of shares of common stock from ten billion (10,000,000,000) shares to one billion (1,000,000,000) shares and decreasing its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held (“10-1 Reverse Split”). The Company’s Board of Directors approved this amendment on April 24, 2019.

On May 17, 2019, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the 10-1 Reverse-Split and share decrease be effected in the market.  The 10-1 Reverse Split was effectuated on June 5, 2019. All share and per share information contained herein reflect the effect of the reverse stock split.

On September 11, 2020, we filed Amended and Restated Articles of Incorporation (the “A&R Articles of Incorporation”) with the Secretary of State of the State of Nevada for the purpose of dividing and designating the 1,000,000,000 shares of the common stock into two classes, consisting of 500,000,000 shares of Class A voting common stock, par value $0.0001 per share (referred to herein as our “Common Stock”), and 500,000,000 shares of Class B non-voting common stock, par value $0.0001 per share (our “Class B Common Stock”), none of which are currently issued and outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at July 31, 2018 has been derived from the Company’s audited consolidated financial statements as of that date.

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

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology Sdn. Bhd., and PT. Toga International Indonesia. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan branch and Vietnam subsidiary.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Malaysian Ringgit. All transactions initiated in Malaysian Ringgit, New Taiwan dollar, Vietnamese dong, and Indonesian rupiah are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

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

Revenue Recognition

As of April 30, 2019, the Company generated revenue through three lines of business.  First, TOGL Technology provided administrative and technological support services to Agel Enterprise International Sdn Bhd (“Agel”) in consideration for management fees.  Agel was a direct marketing company that sold, amongst many other products, products of Eostre, a brand that it is owned by the Company.  Agel was a related party as more fully described in Note 6.  The second line of business was the sale of the Company’s Eostre brand of products through a direct marketing network of independent agents in Indonesia.  The third line of business was the Company’s Yippi app, pursuant to which the Company sold advertising through a custom-built advertising feature. Advertisements were created in batches and invoiced in monthly batches.

The Company recognizes revenues on contracts with customers in accordance with the ASC 606, including performing the following: (i) identifying the contract, (ii) identifying the performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price, and (v) recognizing revenue upon fulfilment of obligations.

Concentration of Revenue by Customer (Restated)

The Company’s concentration of revenue for individual customers above 10% are as follows:

·	Agel Enterprise International Sdn Bhd: 47%,
·	Others: 53%

Concentration of Revenue by Country:

-	Malaysia (TOGL Technology Sdn. Bhd): 93%
-	United States (Toga Limited): 7%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the entity to fulfil the sales obligation and the entity from which the actual service is provided.

Accounts Receivable

The Company’s accounts receivable balance is primarily related to management fees owed by Agel to TOGL Technology. Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of April 30, 2019, the Company’s accounts receivable are concentrated 94% with Agel Enterprise International Sdn Bhd.

As of April 30, 2019, the Company’s accounts receivable are concentrated 91% in Malaysia (TOGL Technology Sdn. Bhd) and 9% in United States (Toga Limited).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

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

The Company is partially dependent on advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. The Company did enter into a subscription agreement whereby Toga Capital agreed to purchase up to 120 million shares of the Company’s common stock at a subscription price of $0.10 per share for an aggregate purchase price of Twelve Million USD ($12,000,000); however, the fulfilment of this funding is not guaranteed. The Company has also entered into a subscription agreement with Agel, whereby Agel agreed to purchase up to 107,675,242 shares of the Company’s common stock at a subscription price of $0.20 per share for an aggregate purchase price of $21,535,048; however, fulfilment is not guaranteed.

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

As of April 30, 2019 and July 31, 2018, the Company had digital currency of $5,231,858 and $1,348,920, respectively.

Digital currencies are nonfinancial assets that lack physical substance. We believe that digital currencies meet the definition of indefinite-lived intangible assets

We complete an evaluation of digital currency on an annual basis. As of the date of the last evaluation no impairment loss was recognized.

NOTE 6. RELATED PARTY TRANSACTIONS

Revenue and accounts receivable

During the nine months ended April 30, 2019, the Company recorded revenue of $1,270,814 from Agel who owned more than 10% of the Company’s common stock at such time. As of April 30, 2019, the Company recorded accounts receivable from Agel of $204,538.

Notes due to related parties

On September 30, 2017, the Company issued a note payable in the amount of $152,973 to Toga Capital Sdn. Bhd. (“Toga Capital”), which was partially owned by an officer and director of the Company, for repayment of amounts due to related parties of $152,973. The note was a 2% interest bearing promissory note that was payable on September 30, 2018.

During the year ended July 31, 2018, the Company issued 1,533,552 shares of common stock with a fair value of $2,453,683 to repay the note payable of $152,973 and accrued interest of $383. As a result, the Company recorded a loss on settlement of debt of $2,300,327.

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company has outstanding notes payable to related party who is a Company’s director, of $24,126 and $24,126 as of April 30, 2019 and July 31, 2018, respectively. The amount was non-interest bearing, unsecured and due on demand.

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

As of April 30, 2019 and July 31, 2018, $192,473 and $186,390 was due to a related party, Toga Capital, the amount which was non-interest bearing, unsecured and due on demand.

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

As of April 30, 2019 and July 31, 2018, no preferred shares were issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.0001 as of April 30, 2019.

During the nine months ended April 30, 2019, the Company issued 20,245,519 shares of common stock, as follows:

·	10,490,362 shares of common stock for cash of $2,098,073 to Agel, who is a related party, at a price of $0.02 per share.
·	8,972,209 shares of common stock issued for $3,882,938 of digital currency (see Note 4)
·	782,948 shares of common stock issued valued at $6,805,297 for employee compensation

On October 29, 2018, a shareholder of the Company canceled 20,000 shares of common stock without consideration for such cancelation.

As of April 30, 2019 and July 31, 2018, 89,812,036 and 69,586,517 shares of the Company’s common stock were issued and outstanding, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On October 17, 2018, TOGL Technology entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation (“Mammoth”) for the purchase of certain real property. In furtherance to the purchase of that certain real property, the Company entered into a Subscription Agreement with Mammoth dated November 29, 2018 for the purchase of 470,476 shares of the Company’s common stock for an aggregate purchase price of $3,999,048, valued at $8.50, the closing price of the shares on October 16, 2018, remitted by Mammoth in the form of legal title to those certain portions of real property. As of April 30, 2019, the title had not yet passed to the Company and the related shares were held in escrow, however the Company has received authority from the lienholders bank and the bank has disclaimed it’s interest in the property in favor of Togl and the shares have been released on March 5, 2019.

NOTE 9. RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements as of April 30, 2019 contained the following errors: (i) overstatement of revenue of $1,988,916, cost of goods sold of $245,481 and general and administrative expense of $1,283,505 for three and nine months ended April 30, 2019 and (ii) understatement of prepaid commission of $1,528,986 and deferred revenue of $1,988,916.

Certain income statement items have been reclassified to conform to the 2020 fiscal year end presentation. These reclassifications had no impact on reported operating and net loss.

The effects of the adjustments on the Company’s previously issued financial statements as of April 30, 2019 and for the three and nine months ended April 30, 2019 are summarized as follows:

	Originally	Restatement	As
ASSETS	Reported	Adjustment	Restated
Current Assets
Prepaid expense and other current assets	$346,812	$1,528,986	$1,875,798
Total Current Assets	3,588,409	1,528,986	5,117,395

TOTAL ASSETS	$9,147,532	$1,528,986	$10,676,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$676,559	$1,988,916	$2,665,475
Total Current Liabilities	1,860,668	1,988,916	3,849,584

Stockholders’ Equity
Accumulated deficit	(22,365,861)	(459,930)	(22,825,791)
Total Stockholders’ Equity	7,286,864	(459,930)	6,826,934
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,147,532	$1,528,986	$10,676,518

Three Month Ended April 30, 2019	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$2,511,408	$-	$(1,988,916)	$522,492
Revenue from related party	592,624	-	-	592,624
Total Revenue	3,104,032	-	(1,988,916)	1,115,116

Cost of goods sold	1,700,357	(1,276,062)	(245,481)	178,814
Gross profit	1,403,675	1,276,062	(1,743,435)	936,302

OPERATING EXPENSES
General and administrative expenses	1,169,397	597,539	(1,283,505)	483,431
Salaries and wages	-	7,333,695	-	7,333,695
Professional fees	-	216,824	-	216,824
Stock based compensation	6,805,297	(6,805,297)	-	-
Research and development	66,699	(66,699)	-	-
Depreciation	18,311	-	-	18,311
Total Operating Expenses	8,059,704	1,276,062	(1,283,505)	8,052,261

LOSS FROM OPERATIONS	(6,656,029)	-	(459,930)	(7,115,959)

Loss before Income Taxes	(6,652,035)	-	(459,930)	(7,111,965)

NET LOSS	$(6,776,628)	$-	$(459,930)	$(7,236,558)

Basic and Diluted Net Loss Per Common Share:
Weighted Average Number of Shares Outstanding	89,036,190			89,036,190
Net Loss Per Common Share	$(0.08)	$-	$(0.00)	$(0.08)

Nine Month Ended April 30, 2019	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$3,432,354	$-	$(1,988,916)	$1,443,438
Revenue from related party	1,270,814	-	-	1,270,814
Total Revenue	4,703,168	-	(1,988,916)	2,714,252

Cost of goods sold	2,580,570	(1,839,609)	(245,481)	495,480
Gross profit	2,122,598	1,839,609	(1,743,435)	2,218,772

OPERATING EXPENSES
General and administrative expenses	2,888,342	(287,093)	(1,283,505)	1,317,744
Salaries and wages	-	8,224,676	-	8,224,676
Professional fees	-	846,465	-	846,465
Stock based compensation	6,805,297	(6,805,297)	-	-
Research and development	139,142	(139,142)	-	-
Depreciation	41,974	-	-	41,974
Total Operating Expenses	9,874,755	1,839,609	(1,283,505)	10,430,859

LOSS FROM OPERATIONS	(7,752,157)	-	(459,930)	(8,212,087)

Loss before Income Taxes	(7,745,509)	-	(459,930)	(8,205,439)

NET LOSS	$(8,014,402)	$-	$(459,930)	$(8,474,332)

Basic and Diluted Net Loss Per Common Share:
Weighted Average Number of Shares Outstanding	80,222,349			80,222,349
Net Loss Per Common Share	(0.10)	-	(0.01)	(0.11)

	Originally	Restatement	As
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,014,402)	$(459,930)	$(8,474,332)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(309,220)	(1,528,986)	(1,838,206)
Deferred revenue	643,336	1,988,916	2,632,252
Net cash used in operating activities	$(101,161)	$-	$(101,161)

NOTE 10. SUBSEQUENT EVENTS

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

As discussed above in Note 1 and 7, the Company amended its Articles of Incorporation and provided an Issuer Company-Related Action Notification to FINRA to effect the Reverse Split. FINRA subsequently caused the Reverse Split to take effect in the market on June 5, 2019. As a result of such action, the Company's total issued and outstanding shares of common stock, on the effective date, was reduced to 90,730,758. In addition, FINRA affixed a "D" to the Company's ticker symbol (which was previously “TOGL”) which will automatically be removed 30 days following the effective date.

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

On July 29, 2019, TOGL Technology entered into two Sale and Purchase Agreements with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation for the purchase of certain real estate property. In furtherance to the purchase of that certain real estate property, the Company entered into a Subscription Agreement with Mammoth dated July 29, 2019 for the purchase of 118,174 shares of the Company’s common stock for an aggregate purchase price of $1,418,087, valued at $12.00, remitted by Mammoth in the form of legal title to the real estate property. As of January 25, 2021, title has not been passed to the Company and no shares have been issued.

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

The Company will deposit the Purchase Price directly into the bank account of Eostre, which will be controlled by the Company or its designees subsequent to the closing date of the first phase. Pursuant to the Stock Purchase Agreements, Toh, Lim and the two original owners of Eostre are not entitled to receive any profit in connection. The Individual Purchasers will execute demand notes in favor of the Company for their respective portions of the Purchase Price. Such demand notes will bear interest at a rate of 4% per annum. In addition, the Individual Purchasers will each execute a security and pledge agreement in favor of the Company pledging their shares in Eostre as collateral, until such time as the second phase is completed. The Individual Purchasers will also grant irrevocable proxies to the Company to vote their shares in Eostre until such time as the second phase of the Acquisition is completed.  As of July 30, 2020 the cash deposits have been made and the shares have been transferred to the respective shareholders.

In the second phase of the Acquisition, which is set to begin February 2, 2021, the promissory notes issued by the Individual Purchasers will be cancelled and deemed paid in full, and the remaining 80% of the equity in Eostre will be transferred to the Company. The second phase of the Acquisition is expected to close as soon as practicable after the six-month anniversary of the signing date of the Stock Purchase Agreements, based on the expected timing required to obtain the necessary approvals from the Malaysian Ministry of Trade.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with GAAP.

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

Overview

We were incorporated on October 23, 2003 pursuant to the laws of the State of Delaware under the name Fashionfreakz International Inc., which we later changed to Blink Couture, Inc.  From 2003 until 2008, our principal business was the online retail marketing of trendy clothing and accessories produced by independent designers, with headquarters based in Canada.  From 2008 until 2017, the Company’s business plan consisted of exploring potential targets for a business combination.  On July 22, 2016, we changed our name to “Toga Limited.”  In July 2018, we changed our state of incorporation to the State of Nevada.

Subsidiaries

In September 2017, we formed TOGL Technology Sdn. Bhd. (“TOGL Technology”), a wholly-owned subsidiary located in Malaysia.  In May 2018, TOGL Technology opened a branch office in Taiwan.  The Company suspended operations of its Taiwan branch in July 2020 due to Covid-19.  TOGL Technology offers technology and professional services to facilitate the use of technology by enterprises and end users.  These services include software development, integration, maintenance, mobile services, and web applications.  TOGL Technology also provides development of, and upgrades to, our mobile application, the Yippi App.

In November 2017, we formed PT. Toga International Indonesia (“PT Toga Indonesia”), a majority-owned subsidiary located in Indonesia.  We own a 95% interest in PT Toga Indonesia.  The remaining portion is owned by three individuals who are employed by our subsidiaries. PT Toga Indonesia mainly sells health-related and facial products via retail stores or through direct selling independent sales agents that sell our “Eostre” branded products at exhibitions and healthy introduction seminars.

In January 2019, TOGL Technology, formed a wholly-owned subsidiary, Toga Vietnam Company Limited (“Toga Vietnam”), located in Vietnam.  Toga Vietnam provides customer services support for Yippi users located in Vietnam.

Subsidiaries formed after April 30, 2019

In May 2019, TOGL Technology formed a majority-owned subsidiary, PT TOGL Technology Indonesia (“PT TOGL Indonesia”), located in Indonesia.  TOGL Technology owns a 67% interest in PT TOGL Indonesia.  PT TOGL Indonesia provides technology and professional services to facilitate the use of technology by enterprises and end users.  These services include software development, integration, maintenance, mobile services, and web applications.

In June 2019, TOGL Technology acquired 100% of the issued and outstanding shares of WGS Discovery Tours and Travel (M) Sdn. Bhd., a Malaysian based company (“WGS”).  WGS manages our travel, hotel, and flight feature (“TogaGo”) offered through the Yippi App.

In June 2020, Michael Toh Kok Soon (“Mr. Toh”), our Chief Executive Officer and Chairman, Roy Lim Jun Hao (“Mr. Lim”), TOGL Technology’s Deputy Executive Officer, and we collectively acquired 65% of the issued and outstanding shares of Eostre Bhd., a Malaysia corporation (“Eostre Bhd.”).  We intend to acquire the remaining 35% of the issued and outstanding shares of Eostre Bhd. as described in more detail below under the section entitled “Eostre – Recent Changes to the Eostre Business.”  Further, Eostre Bhd.’s business is discussed in detail below under the section entitled “Eostre.”

Yippi

Industry Overview

An “app” is a type of application software designed to run on a mobile device, such as a smartphone or tablet device. Over the last several years, mobile devices, including smartphones and tablets, have proliferated extensively around the world across a wide range of demographic groups.

As mobile devices have become more prevalent, the mobile apps industry has experienced corresponding growth in the number of apps published and the niches they serve, as well as the revenues they generate. We believe that there will continue to be an increase in the number of smartphones and tablets sold. In addition, Apple, Inc. (“Apple”), Samsung Group (“Samsung”), and other mobile device manufacturers have introduced new, larger, and more powerful smartphones and tablets that enable more complex apps and that allow app developers to create apps that are optimized for larger screen sizes and designed to take advantage of these devices’ advanced capabilities and functionality. We believe that the proliferation of, and technological developments to, mobile devices will continue to drive growth in our industry for the foreseeable future.

Product and Market

The Yippi App is a mobile application with a social media messaging focus that enables users to discover new friends as well as connect with friends and family.  The Yippi App also focuses on entertainment and security.  Users download the Yippi App through the Apple App Store, Google Play, or the Amazon App Store.  Similar to other social media mobile apps, the Yippi App allows users to post photos and videos, watch, like, and share live events, use a beauty camera to enhance photos, and generally connect with others through chat messaging and video calls.  Our chat feature allows users to use a “secret chat” function that automatically deletes text messages, voice messages, or photos sent through chat messages.  We also have other features to allow chat messages to be more interactive between users, such as our “whiteboard presentation” feature that allows up to 5 users to draw on a whiteboard within the chat message.

Finally, through Yippi, we also offer an in-app feature called TogaGo, which enables users to search for the best price for their travel needs on an array of hotel, cruise, and flights and book and purchase these accommodations.  Currently, prices are comparable to major travel applications in the market, and with this feature we have bridged these two different applications into one comprehensive application.  These extensions are essentially bridged within Yippi with a link to the target platform while the user is still logged into his or her Yippi account.  We also maintain a website that allows users to access TogaGo.

In addition to TogaGo, we also generate revenue from selling advertising, emoji stickers, and Yipps through our tipping feature called Yippi Star. As of December 1, 2020, we had 214,442 monthly active users and 120,412 daily active users on Yippi. We define a “monthly active user” as a registered user of the Yippi App who opens the Yippi App at least once during a 30-day period. We define a “daily active user” as a registered user of the Yippi App who opens the Yippi App at least once during a 24-hour period for a consecutive 30-day period.

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

Marketing Strategy

In an effort to increase our daily active users and monthly active users, our marketing strategy focuses on three areas: (i) Market Penetration; (ii) Yippi Publicity; and (iii) Market Development.

Market Penetration.  Market Penetration focuses on engaging key opinion leaders and agencies to help increase our publicity and contests within Yippi.  We also intend to engage in corporate branding on social media and increase our internet presence.

Yippi Publicity.  Yippi Publicity focuses on corporate social responsibility (such as raising money for charitable causes), awareness campaigns (to increase daily active users or to increase users’ daily activity), and live concerts and music sharing (such as engaging Malaysian singers and exclusive content for the Yippi App). We intend to have monthly events broadcast through “YippiTV” (which is a function within the Yippi App for video streaming of these publicity events). We may utilize celebrity endorsements from the Philippines, Indonesia, and Malaysia.

We have also engaged in a series of branding campaigns, or sponsorships, with selected corporate entities in the Asian region, specifically Southeast Asia.  For example, we have partnered with AirAsia Academy in cross-promotion and sponsorship of the academy players in badminton competitions since July 2018.  We also sponsored the Panagbenga Flower Festival in the Philippines in February 2019, which festival was the marketing promotion that created brand awareness of the Yippi App throughout Asia.

Market Development.  Market Development focuses on contests within the Yippi App to connect users to each other and encourage content creation within the Yippi ecosystem.  Beginning in May 2018, we have had and continue to have on-going weekly contests via the social function of the Yippi App.  The contests encompass questions, quizzes, personal preferences, and favorite pictures, among others, all of which are intended to increase engagement among users through their participation of commenting and sharing on their social walls.  The winners are picked based on the criteria of either most creative, most shares, or most “likes” earned. We also hold weekly contests based on the top downloaded “sticker” within the Yippi App, and the designer of the most downloaded sticker for that particular week wins $100.  A sticker set may only win once in a month, and only verified sticker designers are eligible to win.  Winners are from Malaysia, Indonesia, ROC Taiwan, and the Philippines. Since March 2020, we have held daily non-monetary contests ranking all live streams from Yippi users and awarding the “star of the day” to the Yippi users with the most points based on live stream unique views and rewards earned for each day.  Users can create a live stream by live broadcasting to users through the Yippi App. The winner receives “Yellow Beans” (tokens) and a privilege badge (similar to a virtual trophy), with the achievements being unlocked in the winning user’s Yippi profile. Similar contests are held in the Yippi App for celebrations such as Mother’s Day (for the most likes on a photo or video submission) and National Day (for the most creative photo or video post).

Scientific Advisory Council.  In order to further our market development, in September 2019, we established a Scientific Advisory Council (the “Council”) consisting of Dr. Beverly Rubik, Prof. Dr. Konstantin Korotkov, Deputy Director of Saint-Petersburg Federal Research institute of Physical Culture, and Erick Wayne Thompson of Subtle Energy Sciences, LLC.  The members of the Council were retained to provide product ideas and advice on technologies relating to energy, lifestyle and nutrition wellness, as well as to deliver keynote speeches and attend Company events.  The members of the Council were each paid an annual fee of $36,000 with additional payments for each keynote presentation.  As of the date of this report, all agreements with the members have expired.

Target Market

The Yippi App is free for users and can be downloaded through the Apple App Store, Google Play, or the Amazon App Store.  We are focused on increasing our users.  Currently, our users are concentrated in Indonesia, Malaysia, China, Philippines, Vietnam, and Taiwan. The Yippi App is also available to users in the United States; however, the TRT feature within the Yippi App is not available to users in the United States.

Competition

We compete with companies that focus on mobile social engagement and advertising.  Many of these companies, such as Apple; Facebook Inc. (“Facebook”), which owns and operates the applications Facebook, Instagram, and WhatsApp; Tencent Holdings, Ltd., which owns and operates the application WeChat; Snap Inc., which owns and operates the application Snapchat; Google, LLC (“Google”), which owns and operates YouTube; and Twitter, Inc. (“Twitter), which owns and operates the social networking service known as Twitter, have significantly greater financial and human resources.  Our competitors span from internet technology companies and digital platforms to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone messaging.  Additionally, our competition for engagement varies by region. The main bases on which we currently compete with competitors include engagement, partnerships, advertising, and talent.

We compete by attracting and retaining our users’ attention, both in terms of reach and engagement. We focus on constantly improving and expanding the Yippi App and related features, as described below under “New Product Development.”

Finally, we also compete for advertising revenue, especially with respect to video and other highly engaging formats.  We believe our ability to compete depends primarily on our reach and ability to deliver a strong return on investment to our advertisers, which is driven by our advertising products, delivery and measurement capabilities, including application programming interfaces, and other tools.  The industry in which we operate is changing rapidly and we find ourselves in competition with internet-based platforms, advertising networks, and traditional media.

Business Overview Subsequent to Quarter ended April 30, 2019

New Product Development

Between January and July 31, 2020, we launched new features within the Yippi App to enhance our user experience, including, but not limited to, new TRT features and enhancements to live streaming, “yellow bean” social tokens, sticker artist profiles, social gamification, leaderboard, daily login reward, “Pong Pong” social networking, web instant messaging, text translation, eShop e-commerce, TogaGo user experience and “Go Cash” rewards points, and in-app Yipps purchasing through the Apple Appstore, Google Playstore, Alipay, and Huawei. “Go Cash” rewards points can be used as credits for users to receive discounts on future bookings made through TogaGo.

We also have a number of new features and enhancements to current features in development that we plan to incorporate into the Yippi App in the future, including, but not limited to, eSports live streaming, mini videos, a portal to allow for journalists and blogger content updates, expanded travel features such as train service and airport transfers bookable through TogaGo, and other “mini-programs.”  Mini-programs are “sub-applications” within the Yippi App ecosystem, which offer advanced features to users in e-commerce, task management, coupons/offers, brand page, or exclusive content from official accounts.  These enhancements provide experiences that are built completely within the Yippi App, for a more complete user experience.  Mini-programs are similar to separate applications but because the mini-programs are within the Yippi App, users do not need to separately download each mini-program; thus, the mini-programs do not use any additional storage space on the user’s device.  Users may scan quick response, or QR, codes or input the names of the mini-programs in-app to launch them.  The success of the mini-programs is dependent upon encouraging talented and independent developers to create these mini-programs that are powered by our Yipp App.  We currently anticipate that our mini-programs will be publicly released in 2021.  Our newest version of the Yippi App, “Yippi X” was unveiled in January 2021.

Yipps Agreements

We generate revenue from the sale of Yipps, which are the in-app credit that can be used for purchases, services and tipping within the Yippi App.  We use third party entities to distribute Yipps to certain end users, pursuant to Yipps Agreements.  Each Yipps Agreement provides that the company purchasing the Yipps can purchase them via a purchase order, for a price set by TOGL Technology, and then distribute the Yipps to their members / agents to be used in the Yippi App.  TOGL Technology has the right to change the price of the Yipps from time to time.

In May 2019, TOGL Technology entered into Yipps Agreements with each of Agel Enterprise International Sdn. Bhd., Malaysian corporation (“Agel”), Toga Japan Co. Ltd., a Japanese company (“Toga Japan”), and ShenZhen DingShang Network Technology Co. Ltd., a Chinese company (“ShenZhen DingShang”), for the purchase and distribution of Yipps.  However, because of the coronavirus (“COVID-19”) pandemic, the Yipps Agreement with Agel was terminated in May 2020.

On March 1, 2020 (as amended on July 1, 2020), TOGL Technology entered into a Yipps Agreement with Success Fortune Trading Limited, a Hong Kong company (“Success Fortune”) for the purchase and distribution of Yipps that can be used by the Yippi App users.

On June 1, 2020, TOGL Technology entered into a Yipps Agreement with our newly acquired, partially-owned Malaysian subsidiary, Eostre Bhd., for the purchase and distribution of Yipps that can be used by the Yippi App users.

Eostre

Recent Changes to the Eostre Business

We recently changed our business model for our Eostre business line by bringing the direct marketing sales activities in Asia under our newly acquired, partially-owned Malaysian subsidiary, Eostre Bhd.  Beginning on June 1, 2020, independent sales agents in Malaysia and Japan can purchase our “Eostre” branded products directly from Eostre Bhd.

Prior Business Structure; Eostre Trademark License Agreements

The recent changes to the business model of our Eostre business occurred because of the prolonged effect of the COVID-19 pandemic.  Previously, from 2018 until May 31, 2020, we sold our “Eostre” branded products exclusively to independent sales agents in Malaysia, Japan, Taiwan, and Indonesia. We did not sell our products directly to consumers. These independent sales agents distributed our products through direct marketing networks in our principal markets. In Indonesia and Taiwan, we, through our subsidiaries, administered the sale of such products. Independent agents in Indonesia and Taiwan purchase products and earn commission through a point system. In Malaysia, the program for sales was administered by Agel, and, in Japan, by Toga Japan, an unaffiliated third party.

Agel and Toga Japan each engaged independent sales agents to sell our products through their respective direct marketing networks.  At no time were any of the independent sales agents of Agel or Toga Japan employed by us.  In order to sell our products, we granted Agel and Toga Japan certain licensing rights to use our “Yippi App” and “Eostre” trademarks for marketing purposes pursuant to, (i) in the case of Agel, a Trademark License Agreement dated April 1, 2018, as subsequently amended on August 1, 2019 (the “Agel License Agreement”) and, (ii) in the case of Toga Japan, a Trademark License Agreement dated April 1, 2019, as subsequently amended on August 1, 2019 (the “Toga Japan License Agreement” and, together with the Agel License Agreement, the “License Agreements”).  The License Agreements allowed Agel and Toga Japan to administer the sales programs.  As consideration for the licenses, each of Agel and Toga Japan paid us a monthly fee in the amount of $20,000 USD.  We also granted our subsidiaries operating in Taiwan and Indonesia licensing rights to use our “Yippi App” and “Eostre” trademarks for marketing purposes pursuant to a Trademark License Agreement dated September 1, 2018 with TOGL Technology’s Taiwan branch and a Trademark License Agreement dated August 1, 2019 with PT Toga Indonesia. As consideration for the licenses, each of TOGL Technology and PT Toga Indonesia paid us a monthly fee in the amount of $20,000 USD.

Because of the COVID-19 pandemic and the resulting inability of independent agents to engage with customers in person, neither Agel nor Toga Japan had been able to sell our Eostre products since February 2020.  As a result, the License Agreements with Agel and Toga Japan were terminated in May 2020.  Because of the COVID-19 pandemic, TOGL Technology’s Taiwan branch requested and received a reduction to the monthly royalty fee to $10,000 per month for each of April and May 2020, and the license agreement with TOGL Technology’s Taiwan branch was terminated in June 2020.

Acquisition of Eostre Bhd.

In connection with the termination of the License Agreements, we decided to operate the direct sales business in Malaysia and Japan ourselves, through our subsidiary, Eostre Bhd., instead of through unaffiliated, third-parties. We anticipate that in the future all independent agents in various jurisdictions throughout Asia will eventually purchase products directly from Eostre Bhd. As a result of this new business model, we (or our subsidiaries, as applicable), hired some of Agel’s former employees to assist us in the operation of our direct marketing sales activities.

In order to effectuate this new business model, we are acquiring 100% of the equity of Eostre Bhd. pursuant to two Stock Purchase Agreements, dated March 31, 2020, with Mr. Toh, Mr. Lim, and the two shareholders of Eostre Bhd. (the “Stock Purchase Agreements”), and some other related agreements (the “Acquisition”), for a purchase price of MYR 5 Million (approximately USD $1,250,000) (the “Purchase Price”).  The Acquisition is subject to certain approvals by the relevant governmental authorities in Malaysia, which approvals are still being obtained by us.

The Acquisition is expected to be completed in two phases to meet certain regulations under Malaysian law.  In the first phase, (i) we acquired 20% of Eostre Bhd., consisting of 1,000,000 ordinary shares of stock; (ii) Mr. Toh and Mr. Lim acquired 20% (1,000,000 ordinary shares) and 25% (1,250,000 ordinary shares) of Eostre Bhd., respectively; and (iii) a current owner of Eostre Bhd. acquired the balance of 1,350,000 shares, which, combined with his current ownership of 400,000 ordinary shares, resulted in his owning 35% (1,750,000 ordinary shares) of Eostre Bhd.  Mr. Toh, Mr. Lim, and the current owner of Eostre Bhd. are referred to herein as the “Individual Purchasers.”

We have deposited the Purchase Price directly into the bank account of Eostre Bhd., which will be controlled by us or our designees subsequent to the closing date of the first phase.  Pursuant to the Stock Purchase Agreements, Mr. Toh, Mr. Lim, and the two original owners of Eostre Bhd. are not entitled to receive any profit in connection with the Acquisition.  The Individual Purchasers executed demand notes in favor of us for their respective portions of the Purchase Price.  Such demand notes bear interest at a rate of 4% per annum.  In addition, the Individual Purchasers each executed a security and pledge agreement in favor of us pledging their shares in Eostre Bhd. as collateral, until such time as the second phase of the Acquisition is completed.  The Individual Purchasers also granted irrevocable proxies to us to vote their shares in Eostre Bhd. until such time as the second phase of the Acquisition is completed. As such, we currently hold 100% voting control of Eostre Bhd.

In the second phase of the Acquisition, the promissory notes issued by the Individual Purchasers will be cancelled and deemed paid in full, and the remaining 80% of the equity in Eostre Bhd. will be transferred to us.  The second phase of the Acquisition is expected to close as soon as practicable after the six-month anniversary of the signing date of the Stock Purchase Agreements, based on the expected timing required to obtain the necessary approvals from the Malaysian Ministry of Trade.

At the time of the of completion of the first phase of the Acquisition, Eostre Bhd. was considered a shell entity with no current business or operations.  Its sole asset is a direct selling license (the “License”) to operate a business in the “direct sales” space in Malaysia.  Subject to the “Direct Sales and Anti-Pyramid Scheme Act 1933,” this License is a pre-requisite to operating a company in the direct sales space in Malaysia.  The expiration date of the License is November 21, 2021; however, we anticipate that we will renew the License at such time.  The License will allow us to operate the direct sales business directly, instead of through unaffiliated, third-parties.

Business in China

On June 1, 2020, we entered into a Collaboration Agreement (the “ShenZhen Yi Yi Collaboration Agreement”) with ShenZhen Yi Yi Technology Private Limited, a company registered in China (“ShenZhen Yi Yi”), for provision of certain services to us and our subsidiaries within the territory of the Peoples’ Republic of China (the “Territory”). The ShenZhen Yi Yi Collaboration Agreement memorialized the parties’ understanding with respect to the provisions of these services, which began in March 2020. Pursuant to the ShenZhen Yi Yi Collaboration Agreement, within the Territory, ShenZhen Yi Yi agreed to provide us with web hosting services, launch and release our apps, act as our exclusive proxy to promote our products and services, protect our trademarks, products and apps from unauthorized use, and make payments on behalf of the company to third-parties. The ShenZhen Yi Yi Collaboration Agreement grants ShenZhen Yi Yi a non-exclusive, non-sublicensable, and non-transferable right to use our trademarks. In consideration for the aforementioned services, we agreed to pay ShenZhen Yi Yi monthly consideration of RMB 200,000. Pursuant to a letter of authorization, dated March 1, 2020, which had the effect of amending the ShenZhen Yi Yi Collaboration Agreement, TOGL Technology granted ShenZhen Yi Yi the right to sell Yipps to users in the Territory, with 30% of the total amount of the selling price for such Yipps sold payable to ShenZhen Yi Yi as commission. In addition, on June 1, 2020,  Eostre Bhd. also began collaborating with ShenZhen YiYi for the sale of Eostre Bhd.’s products in the Territory.  This collaboration has not been memorialized in writing yet between Eostre Bhd. and ShenZhen YiYi.

Industry Overview

Since the 1990s, the use of direct selling and network marketing sales channels has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations and often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses like us are able to quickly communicate and develop strong relationships with our customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores.

According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2019, approximately 118 million global direct sellers collectively generated annual retail sales of $180.4 billion, of which approximately 44% of total annual sales, or $78.9 billion, are generated in the Asia/Pacific marketplace by approximately 68.4 million independent sales agents operating in the Asia/Pacific marketplace.

Products and Market

Beginning on June 1, 2020, we sell our Eostre products directly to independent sales agents, that then sell to their customers through direct marketing networks. Prior to June 1, 2020, we licensed the “Eostre” brand to Agel and Toga Japan, both of which had direct marketing networks in Malaysia and Japan.  We also sold Eostre products directly to independent sales agents to sell within the agents’ own networks in Taiwan and Indonesia.  We continue to rely on the revenues generated from our Eostre business to sustain the development of our Yippi App.

Our Eostre products are based on traditional, eastern wellness principles. We sell both physical products and digital products online (eostre.biz), through our “E-Booster” App, and through direct marketing networks. Our products include pendants (necklaces with crystals on them), home goods, personal care products (supplements, topical sprays, serums, and creams), and digital downloads. We offer the following physical products:

Product	Product Category	Available Markets	Manufactured
Eostre Energy Crystal Pendant	Pendant	Indonesia, Taiwan, Malaysia, and Japan	Korea
Eostre Quantum Disc	Pendant	Indonesia, Taiwan, Malaysia, and Japan	Korea
Eostre Vitality Pendant	Pendant	Indonesia and Malaysia	China
Eostre Sanare Sleep Mat	Home good	Indonesia and Malaysia	Korea
Eostre Life Force Diffuser (humidifier)	Home good	Indonesia and Malaysia	China
Eostre Ohrus (light)	Home good	Malaysia	China
Eostre Smart LED Desk Lamp	Home good	Available in Malaysia in September 2019, but since discontinued	China
Essential Young Serum	Personal care	Indonesia	Indonesia
Perfect Hydrating Spray	Personal care	Indonesia	Indonesia
Healthy 99	Personal care	Taiwan and Japan	Taiwan
Beauty 99	Personal care	Taiwan	Taiwan
Cadalobs Chlorella	Personal care	Taiwan	Taiwan
Toga Dammarane	Personal care	Taiwan	Taiwan
Dammarane Sapogenin	Personal care	Japan	Taiwan

We also offer digital downloads and applications that use our “Toga-Resonance Technology” (“TRT”).  TRT is part of our wellness program and is designed to be a solution for electric and magnetic field (“EFM”) radiation, or emissions from wireless products or powered items. For example, our “headache” program application includes soothing nature sounds with video and a digital image for a user to use as his or her phone wallpaper.

Our TRT digital downloads are available online at eostre.biz and through our Yippi App (for our non-U.S. users) and our “E-Booster” App (branded as “eT-RT” when delivered in connection with our Eostre brand), although such digital products are not available to users located in the United States. E-Booster is a digital wellness app that delivers wellness-focused digital downloads of images, audio, and videos to users’ electronic devices, which are also available for download on the eostre.biz website.

Marketing Strategy

In light of the current COVID-19 pandemic, we anticipate that Eostre Bhd.’s independent sales agents will primarily use e-commerce as their main sales channel.  We intend to pursue paid marketing opportunities, such as Facebook ads with targeting marketing, and hiring product ambassadors to promote our products.  In addition, we intend to pursue organic marketing strategies such as using social media accounts and search engine optimization to promote the products.

Eostre Bhd. relies on its network of independent sales agents to sell the products.  The independent sales agents are eligible to receive compensation on a number of different levels, ranging from retaining profit from retail sales to bonuses, which may be achieved as each such agent becomes a leader of their own network.

Target Market

Independent sales agents sell our products to wellness-minded consumers, typically adults between the ages of 20 and 80 years old, within their sales network.  These consumers include both men and women, located in urban centers throughout Asia, including in Malaysia, China, Taiwan, Indonesia, and the Philippines.

Competition

We purchase white labeled products and brand them with the “Eostre” trademark.  We then produce sales and marketing materials for such products.  Because we own the Eostre brand, we have no competitors selling identically branded products without our authorization. However, we do not own the underlying intellectual property to the products that we sell, nor do we have exclusive rights to sell such products.  We have competition risk in that we cannot ensure that we will continue to be able to source our products from our third-party suppliers, at competitive prices.

In addition, we are aware that those third-party suppliers sell the same white labeled products to other companies (with different branding applied), who compete directly or indirectly with us in our principal markets.  Except for the “Eostre” product branding and marketing, we are aware of one such competitor who sells identical products (with the competitor’s own marketing and branding applied to the underlying product) to the Eostre Energy Crystal Pendant, Eostre Vitality Pendant, Eostre Quantum Disc, Eostre Ohrus, Eostre Life Force Diffuser, Essential Young Serum, and Perfect Hydrating Spray.  This provides additional direct sales competition with respect to those products and provides competition for talent for those independent sales agents who may want to sell these or similar wellness products through a direct marketing network.

Furthermore, we have competition in each jurisdiction in which we operate with the entire market of other companies and individuals who sell health and wellness products, especially those that are in the business of selling natural products (including crystals, topical sprays, serums and cremes, home goods, supplements, and similar items) based on traditional, eastern wellness principles.

Manufacturing

The Eostre products are manufactured by unaffiliated third-party companies, who ship finished products containing our Eostre branding.  We receive fully manufactured products from the manufacturers, which we sell through wholesale distribution to independent sales agents who have their own respective direct marketing networks for selling the products.

Collaboration Agreements

From time to time, TOGL Technology enters into collaboration agreements with third parties to allow such parties to provide their services or sell their products on the Yippi App or in connection with Eostre products or the E-Booster App.

On May 1, 2020, we entered into a Supplier Agreement (the “Subtle Supplier Agreement”) with Subtle Energy Sciences, LLC, an Indiana limited liability company (“Subtle”), where Subtle agreed to provide us with an “Immunity” app developed by Subtle which included digital files, videos, audio files and images. Pursuant to the Subtle Supplier Agreement, we were granted the exclusive right to publish and market the app worldwide. We paid Subtle a one-time sum of $30,000 as consideration under the Subtle Supplier Agreement. In connection with the Subtle Supplier Agreement, we entered into a mutual agreement, dated May 15, 2020, with Dr. Anura Gnanasothi Kandasamy, a Malaysian individual (“Dr. Anura”), who agreed to act as Subtle’s agent under the Subtle Supplier Agreement and guarantee the delivery of Subtle’s obligations thereunder, including the delivery of a scientific report in connection with Subtle’s app, in exchange for a 10% commission from the total consideration payable under the Subtle Supplier Agreement. On June 1, 2020, we entered into a Collaboration Agreement (the “Subtle Collaboration Agreement”) with Subtle, for a period of two (2) years, which grants us the exclusive right in Asia and certain parts of the Middle East to market and sell Subtle’s products on our websites and mobile applications.  We pay Subtle a monthly fee of the greater of 1% of gross sales of Subtle’s products or $16,000 per month, and the parties to the Subtle Collaboration Agreement will revisit this financial arrangement in December 2020. In connection with the Subtle Collaboration Agreement, we entered into a mutual agreement, dated June 1, 2020, with Dr. Anura, who agreed to act as Subtle’s agent under the Subtle Collaboration and guaranteed the delivery of a scientific report in connection with each of the 12 expected Subtle products to be delivered over the term of the Subtle Collaboration Agreement, in exchange for a 10% commission from the total consideration payable to Subtle under the Subtle Collaboration Agreement.

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Redbox Collaboration Agreement”) with Redbox Holdings Berhad, a Malaysian company (“Redbox”). On November 16, 2020, TOGL Technology entered into an App Development and Services Agreement with Redbox (the “Redbox App Development Agreement”). Redbox provides karaoke entertainment to the public via rentable rooms at public spaces such as shopping malls, where the public can book a karaoke room to sing. Pursuant to the Redbox Collaboration Agreement, TOGL Technology allows end users to purchase Redbox’s products within the Yippi App, using Yipps as the form of payment. Redbox may also promote its product, including providing discounts or promotions within the Yippi App. Both parties also have agreed to collaborate to expand each party’s respective business. The Redbox Collaboration Agreement grants a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use Redbox’s trademarks. The trademarks are not to be used for any purpose other than the purpose of the Redbox Agreement without our, or Redbox’s, prior written consent, as applicable. Only Yipps can be used for paying for Redbox services or products, such as paying for karaoke rooms. Redbox pays TOGL Technology a portion of each transaction that utilized Yipps as the payment form. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. The initial term of the Redbox Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. Pursuant to the Redbox App Development Agreement, TOGL Technology provides development and servicing of a social karaoke app for Redbox, and, in exchange, Redbox shall pay TOGL Technology RM 1,000,000.00 for such services, payable in installments upon completion of certain milestones as set forth in the Redbox App Development Agreement.

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Gintell Collaboration Agreement”) with Gintell Rest N Go Sdn Bhd, a Malaysian company (“Gintell RNG”). On July 21, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Gintell E-Shop Agreement”) with Gintell Irest Sdn. Bhd., a Malaysian company and affiliate of Gintell RNG (“Gintell Irest” and, collectively with Gintell RNG, the “Gintell Companies”). On March 2, 2020, TOGL Technology also entered into a Sponsorship Agreement with Gintell Irest for the provision of certain of Gintell Irest’s products at two of our live streamed events broadcast on the Yippi App (the “Gintell Sponsorship Agreement”). The Gintell Companies are a healthcare retail chain store in Malaysia, which provides massage, exercise, and wellness products, such as massage chairs that are installed in public spaces and available for booking and use by customers in exchange for a fee. Pursuant to the Gintell Collaboration Agreement, TOGL Technology allows end users to purchase Gintell RNG’s products within the Yippi App, using Yipps as the form of payment.  Pursuant to the Gintell E-Shop Agreement, Yippi users may also purchase Gintell Irest’s products through the Yippi App’s online E-Shop. The Gintell Companies may also promote its products, including providing discounts or promotions within the Yippi App.  Both TOGL Technology and the Gintell Companies also have agreed to collaborate to expand each party’s respective business. Both the Gintell Collaboration Agreement and the Gintell E-Shop Agreement grant the Gintell Companies a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use the Gintell Companies’ trademarks. The trademarks are not to be used for any purpose other than this purpose without our, or the Gintell Companies’, prior written consent, as applicable.  Yipps are intended to be the sole payment form accepted for Gintell RNG’s customers purchasing services or products, such as by using Yipps at a massage chair to redeem massage time and services. Under the Gintell Collaboration Agreement, Gintell RNG pays TOGL Technology a portion of each transaction that utilized Yipps as payment. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. Under the Gintell E-Shop Agreement, TOGL Technology may retain 15% from the sale of each of Gintell Irest’s products. The initial term of the Gintell Collaboration Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. The Gintell E-Shop Agreement expired on January 21, 2020, and may be renewed by mutual written agreement of the parties. The Gintell Sponsorship Agreement expires on December 31, 2020, unless terminated earlier or renewed pursuant to the agreement.

On August 11, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Ideahom E-Shop Agreement”) with Ideahom Global Enterprise, a Malaysian company (“Ideahom”). Ideahom sells household appliance products, kitchen products and electrical appliances. Pursuant to the Ideahom E-Shop Agreement, Yippi users may purchase the Ideahom’s products through the Yippi App’s online E-Shop. The Ideahom E-Shop Agreement grants a non-exclusive, non-sublicensable, and non-transferable right for us to use Ideahom’s trademarks for promotion and sales within the Yippi App with Ideahom’s prior written consent. As consideration for featuring Ideahom’s products in the Yipp App’s E-Ship, TOGL Technology may retain a certain percentage from the sale of each of Ideahom’s products. The Ideahom E-Shop Agreement will expire on February 10, 2021 and will not be renewed.

Other Agreements

On June 1, 2020, TOGL Technology entered into a Talent Agency Appointment Agreement with De Top Entertainment, a Malaysian Company (“DTE Agency”), for services of Yumi Wong, an artist who works for DTE Agency, to be a promoting ambassador of the Yippi App and our other products and services. The agreement expires on May 31, 2021.

On July 1, 2020, TOGL Technology entered into a Research Grant Agreement (“Research Agreement”) with Universiti Telekom Sdn. Bhd., a Malaysian company (“UTSB”), which is the registered owner of Multimedia University, a private university that offers tertiary level education in multimedia and technology, among other subjects. TOGL Technology agreed to sponsor and fund a research project to be conducted by PhD postgraduate students attending UTSB to study the effects of extremely low frequency electric fields on cancer cells and normal cells (the “Project”). The Research Agreement expires on June 1, 2023. TOGL Technology agreed to provide RM 221,180 in three yearly installments of RM 118,580, RM 51,300, and RM 51,300 payable pursuant to certain milestones set forth in the Research Agreement. In exchange, TOGL Technology will own 90% of any intellectual property developed in connection with the Project, with UTSB owning the remaining 10%. TOGL Technology shall be solely entitled to commercialize the intellectual property developed under the Project, and any profits derived from the commercialization shall be divided in proportion to the parties respective ownership percentages of the intellectual property.

On January 1, 2020, we entered into a Service Agreement (the “SNA Service Agreement”) with Social Networking Association (“SNA”), whereby SNA agreed to present ten-minute multi-media presentations about us to 1,000 individuals over a period of 90 days. We agreed to pay SNA an aggregate of $30,000 in three installments of $10,000 payable on January 1, February 1, and March 1, 2020. SNA is directed by Jim Lupkin, a member of our Board. Mr. Lupkin was in charge of performing services on behalf of SNA under the SNA Service Agreement.

Advertising Agreements

During the fiscal year ended July 31, 2020, we entered into agreements with six different companies to provide advertising services for them on our Yippi app.  Pursuant to these agreements, we generated an aggregate of approximately $100,000 per month. As of January 25, 2021 these agreements are still in effect.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure.  COVID-19 continues to spread throughout the world. We are closely monitoring developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees, and our customers. To protect our employees while continuing to provide the services needed by our clients, we limited customer contact and minimized employee contact with other employees by having our employees work remotely.

On March 19, 2020, the Movement Control Order (MCO)  was issued by the Malaysian Prime Minister, which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential.  Eventually, the MCO was lifted as of June 9, 2020, and certain safe-distance and other controlling protocols were put into place, which are now in effect until December 31, 2020.

Our offices in Malaysia closed as a result of the MCO, and our office-based employees located both in Malaysia, Vietnam, Indonesia, and in the United States have been working remotely since the middle of March.  All of our employees have been able to continue to address customer needs in a timely fashion. Travel remains restricted to limit the risk of our employees coming in contact with COVID-19.

As a result of COVID-19, we have terminated certain agreements with Agel and Toga Japan.  Please see Item 1. Business, Recent Changes to the Eostre Business, for additional information.

Through July 31, 2020, we have not had any of our employees contract COVID-19.  Should a significant number of our employees contract COVID-19, our ability to serve our customers in a timely fashion could be negatively impacted on our ability to serve customers in a timely fashion.

In addition to the termination of the License Agreements and the Yipps Agreement, COVID-19 also has negatively impacted our business with respect to TogaGo revenue. The MCO restricted travel, which resulted in customers not booking travel and hotels through the Yippi app.  TogaGo’s revenue decreased by 50% in the year ended July 31, 2020.  However, we expect TogaGo’s revenue to increase once the MCO and travel restrictions are lifted.

Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Results of Operations

Three-Months Ended April 30, 2019 Compared to April 30, 2018

	Three months ended
	April 30,
	2019	2018	Change	%
Revenue	$1,115,116	73,988	$1,041,128	1,407.2%
Cost of Goods Sold	178,814	78,218	100,596	128.6%
Gross Profit (Loss)	$936,302	(4,230)	$940,532	N/A
Gross Margin	83.96%	(5.72)%

Gross Margin by product for the three-months ended April 30, 2019

	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	TogaGo	Software Maintenance & Subscription	Total
Revenue	$486,395	$22,720	$60,000	$530,487	$-	$-	$15,514	$1,115,116
Cost of Goods Sold	44,097	-	-	-	133,593	1,124	-	178,814
Gross Profit (Loss)	$442,298	$22,720	$60,000	$530,487	$(133,593)	$(1,124)	$15,514	$936,302
Gross Margin	90.93%	100.00%	100.00%	100.00%	-	-	100.00%	83.96%

Gross Margin by product for the three-months ended April 30, 2018

	Advertising	Royalty Fee	Yippi	Total
Revenue	$61,488	$12,500	$-	$73,988
Cost of Goods Sold	-	-	78,218	78,218
Gross Profit (Loss)	$61,488	$12,500	$(78,218)	$(4,230)
Gross Margin	100.00%	100.00%	-	(5.72)%

Total revenue increased by approximately $1 million during the quarter ended April 30, 2019, compared to the prior year, due primarily to the management fees paid by Agel Enterprise International Sdn Bhd. (“Agel”) to TOGL pursuant to the General Service Fee Agreement between TOGL and Agel, dated January 1, 2018, as amended on March 31, 2018 (the “General Service Fee Agreement”), and the sales of our Eostre products by third party agents in Indonesia through our subsidiary, PT Toga Indonesia.  We also sold products to Agel to sell to their direct selling agents.

Gross profits also increased by approximately $940,000 during the quarter ended April 30, 2019, compared to the prior year, again, primarily due to the increase in management fees and product sales.  Gross Margins increased from (5.72)% to 83.96% driven by an increase in revenue attributable to the introduction of a high margin business of management and information technology, as well as product sales with low cost of goods sold.  The Company has continued to invest in the Yippi app, with an approximately $130,000 investment made in the technology during the quarter ended April 30, 2019, as opposed to an approximately $78,000 investment made in the corresponding period for 2018.

	Three months ended
	April 30,
	2019	2018	Change	%
Operating expenses:
Selling, general and administrative expenses	$483,431	163,800	319,631	195.1%
Salaries and wages	7,333,695	135,980	7,197,715	5,293.2%
Professional fees	216,824	131,482	85,342	64.9%
Depreciation	18,311	3,356	14,955	445.6%
Total operating expenses	8,052,261	434,618	7,617,643	1,752.7%
Loss from Operations	(7,115,959)	(438,848)	6,677,111	1,521.5%
Other Income	3,994	-	3,994	-
Net Loss	$(7,236,558)	(438,848)	6,797,710	1,549.0%

Net loss increased by approximately $6.8 million, or 1,549%, in the quarter ended April 30, 2019, compared to the prior year period, due to the increase in operating expenses primarily attributed to the increase in stock-based compensation of approximately $6.8 million. During the three months ended April 30, 2019, the Company issued 782,948 shares of the Company’s common stock as employee compensation.

Segment Operating Performance

Our operating performance by segment are as follows for the three months ended April 30, 2019 and 2018:

Three months ended April 30, 2019:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$60,000	$568,721	$486,395	$-	$-	$1,115,116
Gross Profit	$60,000	$435,059	$441,243	$-	$-	$936,302
Gross Margin	100.00%	76.50%	90.72%	-	-	83.96%
Net Income (Loss)	$(6,988,670)	$(297,545)	$93,677	$(3,333)	$(40,687)	$(7,236,558)

Three months ended April 30, 2018:

	USA	Malaysia	Indonesia	Total
Revenue	$12,500	$61,488	$-	$73,988
Gross Profit (Loss)	$12,500	$(16,730)	$-	$(4,230)
Gross Margin	100.00%	(27.21)%	-	(5.72)%
Net Loss	$(75,408)	$(363,440)	$-	$(438,848)

During the three months ended April 30, 2019 most of the Company’s revenue was derived from management fees generated in Malaysia and product sales generated in Taiwan.  Net loss increased by approximately $6.8 million due to the increase in operating expenses primarily attributed to the increase in stock-based compensation of approximately $6.8 million in connection with employees located in Malaysia.

Nine-Months Ended April 30, 2019 Compared to April 30, 2018

	Nine months ended
	April 30,
	2019	2018	Change	%
Revenue	$2,714,252	$73,988	$2,640,264	3,568.5%
Cost of Goods Sold	495,480	78,218	417,262	533.5%
Gross Profit	$2,218,772	$(4,230)	2,223,002	N/A
Gross Margin	81.75%	(5.72)%

Gross Margin by product for the nine-month ended April 30, 2019

	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	TogaGo	Software Maintenance & Subscription	Total
Revenue	$1,181,674	$167,996	$180,000	$1,072,630	$-	$-	$111,952	$2,714,252
Cost of Goods Sold	111,384	-	-	-	382,972	1,124	-	495,480
Gross Profit (Loss)	$1,070,290	$167,996	$180,000	$1,072,630	$(382,972)	$(1,124)	$111,952	$2,218,772
Gross Margin	90.57%	100.00%	100.00%	100.00%	-	-	100.00%	81.75%

Gross Margin by product for the nine-month ended April 30, 2018

	Advertising	Royalty Fee	Yippi	Total
Revenue	$61,488	$12,500	$-	$73,988
Cost of Goods Sold	-	-	78,218	78,218
Gross Profit (Loss)	$61,488	$12,500	$(78,218)	$(4,230)
Gross Margin	100.00%	100.00%	-	5.72%

Revenue increased by approximately $2.6 million in the nine months ended April 30, 2019, compared to the prior year period, driven by a $2.3 million increase in revenue generated by new business lines such as product sales and management fees.

Gross profit also increased by approximately $2.2 million in the nine months ended April 30, 2019, compared to the prior year period, due to the new business lines. The Company has invested significantly in staff and infrastructure, which are in the early implementation stage, but management expects reductions in our general and administrative expenses as a percentage of revenue.

	Nine months ended
	April 30,
	2019	2018	Change	%
Operating expenses:
Selling, general and administrative expenses	$1,317,744	356,889	960,855	269.2%
Salaries and wages	8,224,676	185,386	8,039,290	4,336.5%
Professional fees	846,465	309,431	537,034	173.6%
Depreciation	41,974	3,356	38,618	1,150.7%
Total operating expenses	10,430,859	855,062	9,575,797	1,119.9%
Loss from Operations	(8,212,087)	(859,292)	7,352,795	855.7%
Other Income (Expense)	6,648	(2,300,710)	2,307,358	100.3%
Net Loss	$(8,474,332)	(3,160,002)	5,314,330	168.2%

Net loss increased by approximately $5.3 million, or 168%, in the nine months ended April 30, 2019, compared to the prior year period, due to the increase in operating expenses primarily attributed to the increases in salary and wages including in stock-based compensation of approximately $6.8 million offset by an increase in gross profit of approximately $2.2 million and a decrease in other expense of approximately $2.3 million.

Segment Operating Performance

Our operating performance by segment are as follows for the nine months ended April 30, 2019 and 2018:

Nine months ended April 30, 2019:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$180,000	$1,352,578	$1,181,674	$-	$-	$2,714,252
Gross Profit	$180,000	$969,538	$1,069,234	$-	$-	$2,218,772
Gross Margin	100.00%	71.68%	90.48%	-	-	81.75%
Net Loss	$(7,465,555)	$(796,817)	$(91,428)	$(3,333)	$(117,199)	$(8,474,332)

Nine months ended April 30, 2018:

	USA	Malaysia	Indonesia	Total
Revenue	$12,500	$61,488	$-	$73,988
Gross Profit (Loss)	$12,500	$(16,730)	$-	$(4,230)
Gross Margin	100.00%	(27.21)%	-	(5.72)%
Net Loss	$(2,570,710)	$(589,292)	$-	$(3,160,002)

During the nine months ended April 30, 2019 most of the Company’s revenue was derived from management fees generated in Malaysia and product sales generated in Taiwan.  Net loss increased by approximately $5.3 million due to the increase in operating expenses primarily attributed to the increase in stock-based compensation of approximately $6.8 million in connection with employees located in Malaysia.

Plan of Operation

Our current business activities do not at this time provide positive cash flow, although we commenced generating revenue during the third quarter ended April 30, 2018. During the next twelve months, we anticipate incurring costs related to:

i.	Further development to the Yippi app to add additional features;
ii.	Marketing the Yippi app to users located throughout Asia;
iii.	Developing and marketing the Eostre business throughout Asia;
iv.	Investigating, analyzing, and consummating potential acquisition or merger opportunities;
v.	Other ongoing general and administrative type costs; and
vi.	The preparation and filing of our financial statements and Exchange Act reports.

We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Yippi app and for our Eostre Business throughout Asia. Because of this, we expect going forward to continue to invest heavily in marketing and advertising. We believe we will be able to meet our operating costs and additional marketing and advertising in excess of our revenues, through additional amounts, as necessary, to be loaned to or invested in us by our stockholders and management, although no agreements have been entered into with anyone.

Liquidity and Capital Resources

	April 30,	July 31,
	2019	2018	Change	%
Cash and cash equivalents	$2,817,300	$1,064,672	$1,752,628	164.6%
Total Assets	$10,676,518	$2,952,954	$7,723,564	261.6%
Total Liabilities	$3,849,584	$411,589	$3,437,995	835.3%
Working Capital	$1,267,811	$1,046,959	$220,852	21.1%

As of April 30, 2019, our total assets were $10.7 million, and our total liabilities were $3.8 million. Liabilities were comprised primarily of current liabilities of $3.8 million, of which included accounts payable and accrued liabilities of $762,000 and deferred revenue of $2.7 million.

Our stockholders’ equity increased from $2.5 million as of July 31, 2018 to $6.8 million as of April 30, 2019.

We had $2.8 million in cash as of April 30, 2019, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $22.8 million as of April 30, 2019 compared to accumulated deficit of approximately $14.4 million as of July 31, 2018.

Our working capital increased by $221,000 from $1.0 million at July 31, 2018, to $1.3 million at April 30, 2019, due primarily to the increase in our current assets for the increase by cash and cash equivalents of $1.8 million and prepaid expense and other current assets of $1.9 million and the increase in our current liabilities for the increase in accounts payable and accrued liabilities of $581,000 and deferred revenue of $2.6 million.

Cash Flow

	Nine months ended
	April 30,		Change
	2019	2018	Amount	%
Cash Flows (used in) operating activities	$(101,161)	$(627,410)	$(526,249)	(83.9)%
Cash Flows (used in) investing activities	(198,017)	(62,558)	135,459	216.5%
Cash Flows provided by financing activities	2,149,959	1,215,581	934,378	76.9%
Effects on changes in foreign exchange rate	(98,153)	(52,017)	46,136	88.7%
Net change in cash and cash equivalents during period	$1,752,628	$473,596	$1,279,032	270.1%

Cash Flow from Operating Activities

As of April 30, 2019 we had not generated positive cash flow from operating activities. For the nine-month period ended April 30, 2019, net cash flows used in operating activities was $101,000 compared to $627,000 used during the nine-month period ended April 30, 2018. Cash flows used in operating activities for the nine-months ended April 30, 2019, comprised of a net loss of $8.5 million, which was reduced by non-cash expenses of $42,000 for depreciation and $6.8 million for stock-based compensation and a net change in working capital of $1.5 million. Cash flows used in operating activities for the nine-months ended April 30, 2018, comprised of a net loss of $3.2 million, which was reduced by non-cash expenses of $3,000 for depreciation and $2.3 million for loss on settlement of debt and a net change in working capital of $229,000.

Cash Flows from Investing Activities

During the nine-month period ended April 30, 2019, we used $198,000 in investing activities for the purchase of property and equipment. During the nine-month period ended April 30, 2018, we used $63,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine-month period ended April 30, 2019, net cash provided by financing activities was $2.2 million, consisting of proceeds from the sale of shares of our common stock of $2.1 million and proceeds from related parties of $127,000, offset by repayment to related parties of $75,000. For the nine-month period ended April 30, 2018, net cash provided by financing activities was $1.2 million, consisting of proceeds from the sale of shares of our common stock of $840,000 and proceeds from related parties of $1.4 million, offset by repayment to related parties of $1.1 million.

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

For our critical accounting policies and estimates for “Revenue Recognition” and “Leases” see Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the nine months ended April 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending April 30, 2019 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending April 30, 2019, the Company issued:

•	10,490,362 shares of common stock resulting in a total of $2,098,073 cash proceeds from Agel pursuant to a Subscription Agreement entered into between the Company and Agel on May 7, 2018;
•	8,972,209 shares of common stock for $3,882,938 of digital currency; and782,948 shares of common stock to employees pursuant to an Employee Stock Bonus Agreement.

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

___________

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOGA LIMITED

DATED: January 25, 2021	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

DATED: January 25, 2021	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

