Form 10-K/A
period 2019-07-31
Toga Ltd
filed 2021-02-08
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-39052

TOGA LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	98-0568153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

515 S. Flower Street 18th Floor Los Angeles, CA 90071	(949) 333-1603
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Voting Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 in the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Class A Voting Common Stock, par value $0.0001 per share, as reported by the OTC Markets Group Inc.) was approximately $282,746,703 as of January 31, 2019.

As of January 28, 2021, the number of shares of the registrant’s Class A Voting Common Stock outstanding was 91,013,640, par value $0.0001 per share.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amended Annual Report”) amends the Annual Report on Form 10-K of Toga Limited (the “Company”) for the year ended July 31, 2019 (the “Original Form 10-K”), filed on November 14, 2019 with the Securities and Exchange Commission (the “SEC”), and that first amendment to the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, filed on June 12, 2020 with the SEC (“Amendment No. 1”, and collectively with the Original Form 10-K, the “Form 10-K”). This Amended Annual Report restates the Company’s financial statements in order to correct errors resulting from the improper timing of revenue recognition from PT. Toga International Indonesia (“PT Toga”), the Company’s wholly owned Indonesian subsidiary. In the course of preparing the Annual Report on Form 10-K for the annual period ended July 30, 2020, the Company’s management discovered that revenue recognition was occurring on the collection of proceeds rather than on the shipment of product. In addition, the related commissions expense is being restated to properly reflect these costs against the restated revenues, resulting in a prepaid commission asset balance for the portion of the commission expenses for which revenue recognition was deferred. A summary of the accounting impact of these adjustments to the Company’s consolidated financial statements as of and for the year ended July 31, 2019 is provided at “Note 10 Restatement of Financial Statements.”

This Amended Annual Report also amends and includes a summary of updates to the business description of the Company to include descriptions of the Company’s direct marketing line of business and the Company’s general services agreement with a related party, both of which comprise the majority of the Company’s revenue during the year ended July 31, 2019.

In order to provide the Company’s stockholders with a better understanding of the Company’s business, this Amended Annual Report also includes modifications and updates to Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures made in the Original Form 10-K to be accurate as of the date of filing this Amended Annual Report.

Finally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amendment No. 2 currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

2

Toga Limited

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Amended Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events, or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Amended Annual Report. You should read this Amended Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business.

General

Our Company

Toga Limited (“Toga,” the “Company,” “we,” “our,” or “us”) is a Nevada holding company with its corporate headquarters in Los Angeles, California that conducts its business through its subsidiaries, all of which operate exclusively in Asia. We have two lines of business. The first is our technology business, in which we are developing a social media app called “Yippi” or the “Yippi App.” The Yippi App is a mobile application with a focus on enabling people to connect and share with friends and family on the app. Our second business consists of products based on traditional, eastern wellness principles that we market and sell under our “Eostre” brand through a direct marketing network.

Corporate History

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

We have had two stock splits. On September 11, 2017, we effected a forward-split of all of the outstanding shares of our common stock, par value $0.0001 per share, at the rate of fifty shares for every one share (1:50). On June 5, 2019, we effected a reverse-split of all of the outstanding shares of the common stock at the rate of one share for every ten shares (10:1). For ease of reference, all share amounts and prices contained herein reflect the effect of the reverse stock split. On September 11, 2020, we filed Amended and Restated Articles of Incorporation (the “A&R Articles of Incorporation”) with the Secretary of State of the State of Nevada for the purpose of dividing and designating the 1,000,000,000 shares of the common stock into two classes, consisting of 500,000,000 shares of Class A voting common stock, par value $0.0001 per share (referred to herein as our “Common Stock”), and 500,000,000 shares of Class B non-voting common stock, par value $0.0001 per share (our “Class B Common Stock”), none of which are currently issued and outstanding.

Our principal executive offices are located at 515 South Flower Street, 18th Floor, Los Angeles, California 90071. Our telephone number is (949) 333-1603. Our internet address is https://togalimited.com/. Through a link on the “Investor Relations” section of our website, we make available the following filings as soon as reasonable practicable after they are electronically filed with or furnished to the SEC: (i) our Annual Reports on Form 10-K, (ii) our Quarterly Reports on Form 10-Q, (iii) our Current Reports on Form 8-K, and (iv) any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Information contained on our website or that is accessible through our website should not be considered to be part of this Amended Annual Report.

Subsidiaries

In September 2017, we formed TOGL Technology Sdn. Bhd. (“TOGL Technology”), a wholly-owned subsidiary located in Malaysia. In May 2018, TOGL Technology opened a branch office in Taiwan. The Company suspended operations of its Taiwan branch in July 2020 due to the novel coronavirus (“COVID-19”). TOGL Technology offers technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications. TOGL Technology also provides development of, and upgrades to, our mobile application, the Yippi App.

In November 2017, we formed PT Toga International Indonesia (“PT Toga Indonesia”), a majority-owned subsidiary located in Indonesia. We own a 95% interest in PT Toga Indonesia. The remaining portion is owned by three individuals who are employed by our subsidiaries. PT Toga Indonesia mainly sells health-related and facial products via retail stores or through direct selling independent sales agents that sell our “Eostre” branded products at exhibitions and healthy introduction seminars.

In January 2019, TOGL Technology, formed a wholly-owned subsidiary, Toga Vietnam Company Limited (“Toga Vietnam”), located in Vietnam. Toga Vietnam provides customer services support for Yippi users located in Vietnam.

In May 2019, TOGL Technology, formed a majority-owned subsidiary, PT TOGL Technology Indonesia (“PT TOGL Indonesia”), located in Indonesia. TOGL Technology owns a 67% interest in PT TOGL Indonesia. PT TOGL Indonesia provides technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications.

In June 2019, TOGL Technology acquired 100% of the issued and outstanding shares of WGS Discovery Tours and Travel (M) Sdn. Bhd., a Malaysian based company (“WGS”). WGS manages our travel, hotel, and flight feature (“TogaGo”) offered through the Yippi App.

Subsidiaries formed after July 31, 2019

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

As mobile devices have become more prevalent, the mobile apps industry has experienced corresponding growth in the number of apps published and the niches they serve, as well as the revenues they generate. We believe that there will continue to be an increase in the number of smartphones and tablets sold. In addition, Apple, Inc. (“Apple”), Samsung Group (“Samsung”), and other mobile device manufacturers have introduced new, larger, and more powerful smartphones and tablets that enable more complex apps and that allow app developers to create apps that are optimized for larger screen sizes and designed to take advantage of these devices’ advanced capabilities and functionality. We believe that the proliferation of, and technological developments, to, mobile devices will continue to drive growth in our industry for the foreseeable future.

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

Scientific Advisory Council. In order to further our market development, in September 2019, we established a Scientific Advisory Council (the “Council”) consisting of Dr. Beverly Rubik, Prof. Dr. Konstantin Korotkov, Deputy Director of Saint-Petersburg Federal Research institute of Physical Culture, and Erick Wayne Thompson of Subtle Energy Sciences, LLC. The members of the Council were retained to provide product ideas and advice on technologies relating to energy, lifestyle and nutrition wellness, as well as to deliver keynote speeches and attend Company events. The members of the Council were each paid an annual fee of $36,000 with additional payments for each keynote presentation. As of the date of this Amended Annual Report, all agreements with the members have expired.

Target Market

The Yippi App is free for users and can be downloaded through the Apple App Store, Google Play, or the Amazon App Store. We are focused on increasing our users. Currently, our users are concentrated in Indonesia, Malaysia, China, Philippines, Vietnam, and Taiwan. The Yippi App is also available to users in the United States; however, the Toga Resonance Technology (“TRT”) feature within the Yippi App is not available to users in the United States.

Competition

We compete with companies that focus on mobile social engagement and advertising. Many of these companies, such as Apple; Facebook Inc. (“Facebook”), which owns and operates the applications Facebook, Instagram, and WhatsApp; Tencent Holdings, Ltd., which owns and operates the application WeChat; Snap Inc., which owns and operates the application Snapchat; Google, LLC (“Google”), which owns and operates YouTube; and Twitter, Inc. (“Twitter”), which owns and operates the social networking service known as Twitter, have significantly greater financial and human resources. Our competitors span from internet technology companies and digital platforms to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone messaging. Additionally, our competition for engagement varies by region. The main bases on which we currently compete with competitors include engagement, partnerships, advertising, and talent.

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

New Yippi Product Development - Subsequent to July 31, 2019

Between January and July 31, 2020, we launched new features within the Yippi App to enhance our user experience, including, but not limited to, new TRT features which include relieving fatigue, relaxation and rejuvenation, and enhancements to live streaming, “yellow bean” social tokens, sticker artist profiles, social gamification, leaderboard, daily login reward, “Pong Pong” social networking, web instant messaging, text translation, eShop e-commerce, TogaGo user experience and “Go Cash” rewards points, and in-app Yipps purchasing through the Apple Appstore, Google Playstore, Alipay, and Huawei. “Go Cash” rewards points can be used as credits for users to receive discounts on future bookings made through TogaGo.

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

In May 2019, TOGL Technology entered into Yipps Agreements with each of Agel Enterprise International Sdn. Bhd., Malaysian corporation (“Agel”), Toga Japan Co. Ltd., a Japanese company (“Toga Japan”), and ShenZhen DingShang Network Technology Co. Ltd., a Chinese company (“ShenZhen DingShang”), for the purchase and distribution of Yipps. However, because of COVID-19 pandemic, the Yipps Agreement with Agel was terminated in May 2020.

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

Eostre – Products Sold Through Our Direct Marketing Network

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

Agel and Toga Japan each engaged independent sales agents to sell our products through their respective direct marketing networks. At no time were any of the independent sales agents of Agel or Toga Japan employed by us. In order to sell our products, we granted Agel and Toga Japan certain licensing rights to use our “Yippi App” and “Eostre” trademarks for marketing purposes pursuant to, (i) in the case of Agel, a Trademark License Agreement dated April 1, 2018, as subsequently amended on August 1, 2019 (the “Agel License Agreement”) and (ii) in the case of Toga Japan, a Trademark License Agreement dated April 1, 2019, as subsequently amended on August 1, 2019 (the “Toga Japan License Agreement” and, together with the Agel License Agreement, the “License Agreements”). The License Agreements allowed Agel and Toga Japan to administer the sales programs. As consideration for the licenses, each of Agel and Toga Japan paid us a monthly fee in the amount of $20,000 USD. We also granted our subsidiaries operating in Taiwan and Indonesia licensing rights to use our “Yippi App” and “Eostre” trademarks for marketing purposes pursuant to a Trademark License Agreement dated September 1, 2018 with TOGL Technology’s Taiwan branch and a Trademark License Agreement dated August 1, 2019 with PT Toga Indonesia. As consideration for the licenses, each of TOGL Technology and PT Toga Indonesia paid us a monthly fee in the amount of $20,000 USD.

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

Acquisition of Eostre Bhd. - Subsequent to July 31, 2019

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

In the second phase of the Acquisition, set to begin on February 21, 2021, the promissory notes issued by the Individual Purchasers will be cancelled and deemed paid in full, and the remaining 80% of the equity in Eostre Bhd. will be transferred to us. The second phase of the Acquisition is expected to close as soon as practicable after the six-month anniversary of the signing date of the Stock Purchase Agreements, based on the expected timing required to obtain the necessary approvals from the Malaysian Ministry of Trade.

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

Marketing Strategy

We, and our subsidiaries, rely on our network of independent sales agents to sell our Eostre branded products in our various jurisdictions. The independent sales agents are eligible to receive compensation on a number of different levels, ranging from retaining profit from retail sales to bonuses, which may be achieved as each such agent becomes a leader of their own network.

Independent sales agents purchase points packages from the Company, which can be used to purchase packages of products to then be sold to end users. Independent sales agents also distribute points that they have purchased from the Company to other independent sales agents within their direct marketing networks (their down-line, as described below), who then also use such points to purchase packages of products and then sell such product to end users.

Enrolling new independent sales agents creates multiple levels in our direct selling structure. The independent sales agents that are enrolled by other independent sales agents within our network are referred to as “sponsored” independent sales agents, who may purchase product with their points packages solely for their own personal consumption, for resale, or both. Persons newly enrolled are assigned into network positions that can be “under” other independent sales agents, and thus they can be called “down-line” independent sales agents. If down-line independent sales agents also enroll new independent sales agents, they create additional levels within the structure, but their down-line independent sales agents remain in the same down-line network as the original independent sales agent that introduced them to our business.

While we provide informational brochures and other sales materials, independent sales agents are primarily responsible for enrolling and educating their new down-line sales agents with respect to products, the compensation plan and how to build a successful direct marketing network.

Independent sales agents are not required to enroll other sales agents as their down-line, and we do not pay any commissions for enrolling new independent sales agents. Enrollment in our direct marketing network is contingent upon an independent sales agent purchasing a points package. However, because of the financial incentives provided to those who succeed in building a direct marketing network that consumes and resells products, we believe that many of our independent sales agents attempt, with varying degrees of effort and success, to enroll additional sales agents in their respective direct marketing networks.

Our Company policies and procedures establish the rules that independent sales agents must follow in each market. Independent sales agents’ presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature. Independent sales agents are not entitled to use our trademarks or other intellectual property without our prior consent. If we are made aware of unapproved materials being used, we notify and direct the relevant independent sales agents to cease using such materials. We provide training materials to our independent sales agents to ensure compliance with our Company policies and to prevent unauthorized publications and/or sales practices from independent sales agents. An example of such a training and compliance presentation for independent sales agents was included in the Company’s Current Report on Form 8-K/A, filed on June 9, 2020, as Exhibits 99.1 (“The Importance of Optimization and Compliance”) and 99.2 (“A country we have national laws, at home we have house rules”).

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

On May 1, 2020, we entered into a Supplier Agreement (the “Subtle Supplier Agreement”) with Subtle Energy Sciences, LLC, an Indiana limited liability company (“Subtle”), where Subtle agreed to provide us with an “Immunity” app developed by Subtle which included digital files, videos, audio files and images. Pursuant to the Subtle Supplier Agreement, we were granted the exclusive right to publish and market the app worldwide. We paid Subtle a one-time sum of $30,000 as consideration under the Subtle Supplier Agreement. In connection with the Subtle Supplier Agreement, we entered into a mutual agreement, dated May 15, 2020, with Dr. Anura Gnanasothi Kandasamy, a Malaysian individual (“Dr. Anura”), who agreed to act as Subtle’s agent under the Subtle Supplier Agreement and guarantee the delivery of Subtle’s obligations thereunder, including the delivery of a scientific report in connection with Subtle’s app, in exchange for a 10% commission from the total consideration payable under the Subtle Supplier Agreement. On June 1, 2020, we entered into a Collaboration Agreement (the “Subtle Collaboration Agreement”) with Subtle, for a period of two (2) years, which grants us the exclusive right in Asia and certain parts of the Middle East to market and sell Subtle’s products on our websites and mobile applications. We pay Subtle a monthly fee of the greater of 1% of gross sales of Subtle’s products or $16,000, per month. In connection with the Subtle Collaboration Agreement, we entered into a mutual agreement, dated June 1, 2020, with Dr. Anura, who agreed to act as Subtle’s agent under the Subtle Collaboration and guaranteed the delivery of a scientific report in connection with each of the 12 expected Subtle products to be delivered over the term of the Subtle Collaboration Agreement, in exchange for a 10% commission from the total consideration payable to Subtle under the Subtle Collaboration Agreement.

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Redbox Collaboration Agreement”) with Redbox Holdings Berhad, a Malaysian company (“Redbox”). On November 16, 2020, TOGL Technology entered into an App Development and Services Agreement with Redbox (the “Redbox App Development Agreement”). Redbox provides karaoke entertainment to the public via rentable rooms at public spaces such as shopping malls, where the public can book a karaoke room to sing. Pursuant to the Redbox Collaboration Agreement, TOGL Technology allows end users to purchase Redbox’s products within the Yippi App, using Yipps as the form of payment. Redbox may also promote its product, including providing discounts or promotions within the Yippi App. Both parties also have agreed to collaborate to expand each party’s respective business. The Redbox Collaboration Agreement grants a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use Redbox’s trademarks. The trademarks are not to be used for any purpose other than the purpose of the Redbox Agreement without our, or Redbox’s, prior written consent, as applicable. Only Yipps can be used for paying for Redbox services or products, such as paying for karaoke rooms. Redbox pays TOGL Technology a portion of each transaction that utilized Yipps as the payment form. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. The initial term of the Redbox Collaboration Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. Pursuant to the Redbox App Development Agreement, TOGL Technology provides development and servicing of a social karaoke app for Redbox, and, in exchange, Redbox will pay TOGL Technology RM 1,000,000.00 for such services, payable in installments upon completion of certain milestones as set forth in the Redbox App Development Agreement.

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Gintell Collaboration Agreement”) with Gintell Rest N Go Sdn Bhd, a Malaysian company (“Gintell RNG”). On July 21, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Gintell E-Shop Agreement”) with Gintell Irest Sdn. Bhd., a Malaysian company and affiliate of Gintell RNG (“Gintell Irest” and, collectively with Gintell RNG, the “Gintell Companies”). On March 2, 2020, TOGL Technology also entered into a Sponsorship Agreement with Gintell Irest for the provision of certain of Gintell Irest’s products at two of our live streamed events broadcast on the Yippi App (the “Gintell Sponsorship Agreement”). The Gintell Companies are a healthcare retail chain store in Malaysia, which provides massage, exercise, and wellness products, such as massage chairs that are installed in public spaces and available for booking and use by customers in exchange for a fee. Pursuant to the Gintell Collaboration Agreement, TOGL Technology allows end users to purchase Gintell RNG’s products within the Yippi App, using Yipps as the form of payment. Pursuant to the Gintell E-Shop Agreement, Yippi users may also purchase Gintell Irest’s products through the Yippi App’s online E-Shop. The Gintell Companies may also promote its products, including providing discounts or promotions within the Yippi App. Both TOGL Technology and the Gintell Companies also have agreed to collaborate to expand each party’s respective business. Both the Gintell Collaboration Agreement and the Gintell E-Shop Agreement grant the Gintell Companies a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use the Gintell Companies’ trademarks. The trademarks are not to be used for any purpose other than this purpose without our, or the Gintell Companies’, prior written consent, as applicable. Yipps are intended to be the sole payment form accepted for Gintell RNG’s customers purchasing services or products, such as by using Yipps at a massage chair to redeem massage time and services. Under the Gintell Collaboration Agreement, Gintell RNG pays TOGL Technology a portion of each transaction that utilized Yipps as payment. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. Under the Gintell E-Shop Agreement, TOGL Technology may retain 15% from the sale of each of Gintell Irest’s products. The initial term of the Gintell Collaboration Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. The Gintell E-Shop Agreement expired on January 21, 2020, and may be renewed by mutual written agreement of the parties. The Gintell Sponsorship Agreement expired on December 31, 2020 and the Company is in the process of renewing the agreement.

On August 11, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Ideahom E-Shop Agreement”) with Ideahom Global Enterprise, a Malaysian company (“Ideahom”). Ideahom sells household appliance products, kitchen products and electrical appliances. Pursuant to the Ideahom E-Shop Agreement, Yippi users may purchase the Ideahom’s products through the Yippi App’s online E-Shop. The Ideahom E-Shop Agreement grants a non-exclusive, non-sublicensable, and non-transferable right for us to use Ideahom’s trademarks for promotion and sales within the Yippi App with Ideahom’s prior written consent. As consideration for featuring Ideahom’s products in the Yippi App’s E-Shop, TOGL Technology may retain a certain percentage from the sale of each of Ideahom’s products. The Ideahom E-Shop Agreement will expire on February 10, 2021 and will not be renewed.

Other Agreements

On June 1, 2020, TOGL Technology entered into a Talent Agency Appointment Agreement with De Top Entertainment, a Malaysian Company (“DTE Agency”), for services of Yumi Wong, an artist who works for DTE Agency, to be a promoting ambassador of the Yippi App and our other products and services. The agreement expires on May 31, 2021.

On July 1, 2020, TOGL Technology entered into a Research Grant Agreement (“Research Agreement”) with Universiti Telekom Sdn. Bhd., a Malaysian company (“UTSB”), which is the registered owner of Multimedia University, a private university that offers tertiary level education in multimedia and technology, among other subjects. TOGL Technology agreed to sponsor and fund a research project to be conducted by PhD postgraduate students attending UTSB to study the effects of extremely low frequency electric fields on cancer cells and normal cells (the “Project”). The Research Agreement expires on June 1, 2023. TOGL Technology agreed to provide RM 221,180 in three yearly installments of RM 118,580, RM 51,300, and RM 51,300 payable pursuant to certain milestones set forth in the Research Agreement. In exchange, TOGL Technology will own 90% of any intellectual property developed in connection with the Project, with UTSB owning the remaining 10%. TOGL Technology will be solely entitled to commercialize the intellectual property developed under the Project, and any profits derived from the commercialization will be divided in proportion to the parties’ respective ownership percentages of the intellectual property.

On January 1, 2020, we entered into a Service Agreement (the “SNA Service Agreement”) with Social Networking Association (“SNA”), whereby SNA agreed to present ten-minute multi-media presentations about us to 1,000 individuals over a period of 90 days. We agreed to pay SNA an aggregate of $30,000 in three installments of $10,000 payable on January 1, February 1, and March 1, 2020. SNA is directed by Jim Lupkin, a member of our Board. Mr. Lupkin was in charge of performing services on behalf of SNA under the SNA Service Agreement. Beginning in June 2020, Mr. Bratt, another member of our Board, was appointed the Executive Vice President and Chief Operating Officer of SNA.

Advertising Agreements

During the fiscal year ended July 31, 2020, we entered into agreements with six different companies to provide advertising services for them on our Yippi app. Pursuant to these agreements, we generated an aggregate of approximately $100,000 per month. As of January 29, 2021, five of these agreements are still in effect.

Intellectual Property

“Toga” Name

Historically, we have not sought any intellectual property protection with respect to “Toga,” nor have we attempted to stop third-parties from using the word “Toga” in their names. We are currently pursuing a trademark for our Company name in connection with our slogan, “TOGA We Build The Next Generation,” in Malaysia and the Philippines.

Yippi App

We are the registered owner of certain trademarks in Malaysia, Indonesia, and China, including, but not limited to the trademark “Yippi,” and the Yippi App “Duck” logo, and we are pursuing trademark registrations in additional jurisdictions. We have registered trademark for “TogaGo” in Malaysia and are pursuing trademark registrations in additional jurisdictions. We regard our marks as important to our business due to name recognition. We are not aware of any claims of infringement or challenges to our right to use any of our marks.

Eostre

The product branding “Eostre” is owned by us. We have a registered trademark for “Eostre” in Malaysia and are pursuing trademark registrations in additional jurisdictions. Until May 31, 2020, we licensed the brand “Eostre” to third-party companies with direct marketing networks in Malaysia and Japan (as described above), while we sold branded products directly to independent sales agents to sell within the agents’ own networks in Taiwan and Indonesia. Since June 1, 2020, the Company only sells branded products directly to independent sales agents to sell within the agents’ own networks located throughout Asia, including in Malaysia, China, Taiwan, Indonesia and the Philippines.

On June 1, 2020, we entered into an intercompany agreement granting a non-exclusive, non-sublicensable, and non-transferrable license to our trademarks to our partially-owned subsidiary, Eostre Bhd. (the “Eostre Bhd. Intercompany Agreement”). Pursuant to the Eostre Bhd. Intercompany Agreement, Eostre Bhd. may use our trademarks on products that will be manufactured, sold, and/or distributed by Eostre Bhd., on marketing materials, and for events organized by Eostre Bhd. The term of the Eostre Bhd. Intercompany Agreement is one year, with the agreement automatically renewing for additional one-year terms, unless either party provides notice to the other of its intention to terminate the license agreement within 60 days before the beginning of the next term. In consideration for the license, Eostre Bhd. will pay us a fee of $20,000 on a monthly basis.

Governmental Regulation

We are subject to a variety of laws and regulations in the United States and other countries that involves matters central to our business, including but not limited to the Foreign Corrupt Practices Act (“FCPA”), laws regarding consumer protection, intellectual property, export, and national security. Many of these laws and regulations are still evolving and could be interpreted or applied in ways that could limit our business or require us to make certain fundamental and potentially detrimental changes to the products and services we offer. For example, laws relating to the liability of providers of online services for activities of their users and other third-parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. Furthermore, the introduction of new products or services in our existing markets and the expansion of our business to other countries may subject us to additional laws and regulations, among others resulting from the need to obtain additional licenses and approvals to conduct our businesses as envisioned.

Our Eostre and TRT products are not currently offered in the United States. Should we choose to do so, we will have to comply with all rules and regulations of the U.S. Food and Drug Administration (“FDA”). The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity, and novelty of the product candidate, and involve the expenditure of substantial resources for research, development, and testing. In addition, if we were to market our products in additional foreign jurisdictions, we may be required to obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

On January 4, 2018, the Federal Trade Commission (the “FTC”) issued “Business Guidance Concerning Multi-Level Marketing” a non-binding guidance in question-and-answer format clarifying the FTC’s enforcement position regarding multi-level marketing. The guidance focuses on the characteristics of multi-level marketing and delineates the factors that the FTC staff is likely to consider in assessing whether or not a compensation structure is unlawful. The FTC has broad enforcement authority under Section 5 of the Federal Trade Commission Act (the “FTC Act”) to prohibit “unfair and deceptive” acts and practices. While the FTC’s guidance regarding multi-level marketing does not have the force of law and is not binding on the FTC or a court, the FTC will rely on such guidance in order to determine whether a compensation structure is unfair or deceptive in violation of Section 5 of the FTC Act. As a result, the FTC could decide to investigate or bring an enforcement action regarding practices that we interpret to be in line with applicable law and/or FTC guidance. For example, the FTC has challenged the distributor compensation plans used by other multi-level-marketing companies over the last few years. The FTC obtained consent decrees with those companies requiring those companies to (i) discontinue using all, or certain components of, their compensation plans; and (ii) implement a compensation plan that received prior approval from the FTC.

In 2019, the FTC continued to challenge compensation plans and structures within the direct selling channel. In October 2019, following ongoing discussions with the FTC pertaining to an enforcement action, one of our competitors changed its business model from multi-level-marketing to direct-to-consumer as part of a stipulated order for permanent injunction. While consent decrees and orders entered into by our competitors are not binding on us, it does provide an insight into the FTC’s priorities regarding its interpretation and enforcement of regulations pertaining to the multi-level-marketing business model.

The FTC also scrutinizes and has challenged false and misleading claims made by multi-level-marketing programs about the health benefits of the products being sold and about the earnings people who participate in a multi-level marketing program have made under its broad Section 5 authority. Since March 2020, the FTC has sent numerous warning letters to multi-level marketers about health claims and income earning claims that the FTC believes are false and deceptive. We do not believe our Eostre business is subject to the laws of the United States; however, it is possible that our interpretation of the laws is incorrect.

Concentration of Customer Risk

In fiscal 2019, we had sales to one customer that comprised an aggregate of approximately 23% of our annual revenue. In fiscal 2018, we had sales to two customers that comprised an aggregate of approximately 88% of our annual revenue, with one customer at 45% of our sales and another customer at 43% of our sales.

In fiscal 2019, 96% of our net revenue was derived from sales outside of the U.S., with 51% of our foreign sales derived from customers in Malaysia and 45% in Indonesia. In fiscal 2018, 100% of our net revenue was derived from sales outside of the U.S., with 100% of our foreign sales derived from customers in Malaysia.

Employees

As of January 31, 2021, we had 158 employees, all full-time equivalent, with 2 in the United States, 153 located in Malaysia, 4 located in Indonesia, and 1 located in Vietnam. We also maintain a team of independent sales agents to sell Eostre branded products. Any employee additions or terminations over the next twelve months will be dependent upon our need during fiscal 2021. We have used and will continue utilizing part-time help, including interns, temporary employment agencies, and outside consultants, where appropriate, as required from time to time. None of our employees are represented by a labor union.

Item 1A. Risk Factors.

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future results to differ materially from those currently expected. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows and/or our ability to pay our debts and other liabilities could suffer. As a result, the trading price and liquidity of our securities could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Cautionary Note Concerning Forward-Looking Statements.”

RISKS RELATED TO OUR BUSINESS AND OUR FINANCIAL CONDITION

We have never been profitable and may never achieve or sustain profitability.

We operate within two primary lines of business – our Yippi App business, which focuses on the development of a social media app, and our Eostre business, which focuses on the sale of products based on traditional, eastern wellness principles under our “Eostre” brand through a direct marketing network. We have a limited operating history. Currently, our primary focus is the development of the Yippi App and the attraction of active users, both of which require continuous and increasing expenses, however, we are also in the business of selling wellness products through a direct marketing platform, which depends largely on our ability to attract and retain a large active base of independent agents as well as customers. Currently, most of our revenue is generated by our Eostre business. Both business lines require significant salary and wages expenses, including commissions and incentives. We have never been profitable and we may never become profitable on a continuous basis in the foreseeable future. Further, we cannot be certain that our existing cash reserves will be sufficient to sustain our operations until we achieve profitability. As of July 31, 2019 and 2018, our cash and cash equivalents held in bank accounts totaled $15 million and $1.1 million respectively.

In the event that we require additional capital, our ability to raise such additional capital may be dependent upon various factors, including our past financial performance. The audited consolidated financial statements for the years ended July 31, 2019 and 2018, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Without additional funds from sales of equity instruments; traditional financing, such as loans; obtaining capital from management and significant stockholders; sales of our wellness products, and sales of advertising, emoji stickers, and special filters, effects and features for use with the Yippi App, we may exhaust our resources and may be unable to commence other portions of our operating plan.

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

Our accumulated deficit as of July 31, 2019 is $24.6 million. We plan to continue to increase our expenses associated with the development of our social media business and our direct marketing business. There is no assurance we will be able to derive revenues from the exploitation of either of our business lines to successfully achieve positive cash flow or that either of our business lines will be successful. In addition, we expect to make significant investments in growing our business. These investments, while increasing our expenses, may not result in an increase in revenues or growth in our business. We cannot provide assurances that we will achieve profitable operations in the future. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We believe that long-term profitability and growth will depend on our ability to:

•	develop and grow our social media business;

•	develop and grow our direct marketing business; or

•	engage in any alternative business.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results, or operations.

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected.

As disclosed under “Item 9A. Controls and Procedures” of this report, our management has identified a material weakness in our internal control over financial reporting at July 31, 2019. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of this or one or more material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weakness or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could negatively impact our business, financial condition and results of operations.

If we are not able to maintain our “Yippi” brand, our “Eostre” brand, or further develop widespread awareness of either brand cost-effectively, our ability to expand our user base or customer base, as applicable, may be impaired, and our business may suffer.

We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to achieving widespread acceptance of our Yippi App and Eostre products, and attracting new users or customers, as applicable. Many of our new users or customers are referred by existing users or customers and, therefore, we strive to ensure that our users or customers are satisfied with our products and services and otherwise remain favorably inclined toward our Yippi App and Eostre products. Maintaining and enhancing our brands will depend largely on our ability to continue to provide simple, user-friendly, reliable, trustworthy, and innovative products and services, which we may not do successfully. Brand promotion activities may not generate consumer awareness or result in revenue and, even if they do, any revenue may not offset the expenses we incurred in building our brands.

In addition, our brands can be harmed if our users, in the case of the Yippi App, or our customers, in the case of the Eostre products have a negative experience. Our Yippi App may contain undetected errors, “bugs,” flaws, corrupted data, outages, security breaches, negative media, or violations of laws. Our Eostre products may not perform as expected, or harm our customers. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. We may also fail to adequately support the needs of our users or customer, which could erode confidence in our brands. If we fail to successfully promote and maintain the Yippi brand or Eostre brand, or if we incurred excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected and we may fail to achieve the widespread brand awareness that is critical for broad user adoption of our Yippi App or expanding sales of our Eostre products.

If we are unable to maintain a good relationship with Apple, Google, Amazon Web Services (“AWS”), Alibaba Cloud (Malaysia) Sdn. Bhd. (“Alibaba”), and any other third-party suppliers, it will negatively affect our operations and our business will suffer.

Apple’s “App Store” and Google’s “Google Play” are our primary distribution, marketing, and promotion platforms for our Yippi App, while we rely heavily on AWS and Alibaba for data storage purposes and also other third-party suppliers for our camera features. For instance, Hangzhou Xiangxin Technology Co. Ltd. one of our suppliers that provides us “Face Unity” special facial effect software, which includes avatars, animations, and beauty camera functions. We rely heavily on their support for these particular camera features. Hence, any deterioration in our relationship with Apple, Google, AWS, Alibaba, or other third-party suppliers would harm our business and adversely affect the value of our stock.

We are subject to Apple’s, Google’s, and AWS’ standard terms and conditions for application developers, which govern the promotion, distribution, and operation of mobile applications on their respective platforms. We are also subject to certain standard terms and conditions with AWS and Alibaba related to data storage purposes.

Our business would be harmed if:

•	Apple, Google, AWS, or Alibaba discontinued or limited our access to any of their platforms;

•	Apple or Google removed the Yippi App from either of their stores;

•	Apple, Google, AWS, Alibaba, or any of our third-party suppliers terminate or seek to terminate our contractual relationships;

•

Apple, Google, AWS, Alibaba, or any other third party suppliers modify their terms of service or other policies, including fees charged to, or other restrictions imposed on us, or if they changed how the personal information of their users is made available to application developers on their platform or shared by users from Apple’s, Google’s, AWS’ or Alibaba’s strong brand recognition and large user base.

If Apple, Google, AWS or Alibaba lose their market position or otherwise fall out of favor with internet users, we would need to identify alternative channels for marketing, promoting, and distributing the Yippi App, which would consume substantial resources and may not be effective. In addition, Apple, Google, AWS, and Alibaba have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with Apple, Google, AWS, Alibaba, and other third-party suppliers is critical to our success.

We have limited experience in operating a direct sales network.

Prior to June 2020, we licensed the “Eostre” brand to Agel and Toga Japan, which had direct marketing networks in Malaysia and Japan, and sold “Eostre” branded products directly to independent sales agents to sell within the agents’ own networks in Taiwan and Indonesia. Beginning in June 2020, we brought this business in-house and now, through our partially-owned subsidiary, Eostre Bhd., operate direct marketing sales programs in Malaysia and Japan. We have limited experience in operating direct marketing sales programs. Our future growth and profitability will depend on the successful operation of this program and our ability to recruit and maintain sales agents that sell our Eostre products in these markets.

We may not obtain or maintain the necessary licenses and authorizations to operate our direct marketing business.

We are in the process of acquiring Eostre Bhd. for the sole purpose of obtaining the License to operate a business in the “direct sales” space in Malaysia. Subject to the “Direct Sales and Anti-Pyramid Scheme Act 1933,” this License is a pre-requisite to operating a company in the direct sales space in Malaysia. The expiration date of the License is November 21, 2021. We anticipate that we will renew the License at such time; however, we may not be able to obtain a renewal of the License at that time, or may only be able to do so at great cost.

In addition, in the future, we may be required to obtain and maintain licenses, authorizations, or permits in other jurisdictions in which we are currently conducting or desire to conduct our direct marketing business. We may not be able to obtain or maintain the necessary licenses, authorizations, or permits for our direct marketing business, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the direct marketing industry, or fail to realize all of the applicable laws and regulations. Failure to comply with or to obtain the necessary licenses, permits, or authorizations, could result in restrictions on our ability to operate our direct marketing business, which could have a material adverse effect on our business.

Interruptions with the delivery of our third-party cloud-based systems, such as AWS’ or Alibaba’s, that we use in our operations, may adversely affect our business, operating results, and financial condition.

Our reputation and ability to attract, retain, and serve users depends on the reliable performance of the Yippi App. The Yippi App runs on a complex distributed system, or what is commonly known as cloud computing. We rely on the cloud services operated by Alibaba, an entity that we do not control and which would require significant time to replace. Alibaba may experience service disruptions, outages, and other performance problems, which could adversely affect our business. Further, Alibaba’s systems and operations, which are currently located in Hong Kong, and AWS’ systems and operations, which are currently located in South Korea, are vulnerable to damage or interruption from fires, floods, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events beyond our control, which could negatively affect the Yippi App and our ability to provide services to our users.

Further, as the number of our users increases, and as our users generate and transmit increasing volumes of content, including photos, videos, and music, we have to rely on Alibaba to provide us with their cloud infrastructure to continue to reliably store and service such content. It is possible that Alibaba will be unable to accommodate these increased demands, which would harm our business and reputation. Further, any disruption or failure in the services we receive from Alibaba could harm our ability to handle existing or increased traffic and could seriously harm our business. We expect this dependence on third parties to continue for the foreseeable future.

If Alibaba or other service providers are unable to sufficiently meet our needs, our business, financial condition, and results of operations may be harmed.

If we fail to retain current users or add new users, or if our users decrease their level of engagement with our Yippi App, our business would be seriously harmed.

The success of our Yippi App heavily depends on the size of our user base and the level of engagement of our users. Thus, our business performance will also become increasingly dependent on our ability to increase levels of user engagement in existing and new markets. As of December 31, 2020, we had 214,462 monthly active users (MAU) and 120,412 daily active users (DAU). Taking into consideration that the majority of our users range between 18 and 34 years old, this particular demographic is faster pace and less likely to be brand loyal. In addition, we are continuously subject to a highly competitive market in order to attract and retain our users’ attention. A number of factors could negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with competing products instead of ours, particularly communication tools and other mobile applications with multiple features;

•	we fail to introduce new and exciting products and services, or such products and services do not achieve a high level of market acceptance;

•	we fail to accurately anticipate consumer needs, or we fail to innovate and develop new software and products that meet these needs;

•	we fail to price our products competitively;

•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;

•	we are unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage on our products;

•	there are changes in user sentiment about the quality or usefulness of our existing products in the short-term, long-term, or both;

•	there are increased user concerns related to privacy and information sharing, safety, or security;

•	there are adverse changes in our products or services that are mandated by legislation, regulatory authorities, or legal proceedings;

•	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;

•	we, our partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or

•	we fail to maintain our brand image or our reputation is damaged.

Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, thereby reducing our revenues from them, which may have a material and adverse impact on our business, financial condition, and results of operations. In addition, there can be no assurance that we will succeed in developing products and services that eventually become widely accepted, that we will be able to timely release products and services that are commercially viable, or that we will establish ourselves as a successful player in a new business area. Our inability to do so would have an adverse impact on our business, financial condition, and results of operations.

We have a limited operating history in the competitive and rapidly emerging market for our social media products and services, which make it difficult for us to assess our prospects and future financial results, which could increase the risk that we will not be successful.

We launched our Yippi messaging application in July 2017, and our other Yippi related products and services more recently. Our short operating history in the market makes it difficult to effectively assess our prospects and forecast our future financial results. Our growth depends on our Yippi App achieving significant popularity. Our Yippi App, and any mobile application we may develop in the future, requires significant engineering, marketing, and other resources to develop, launch, and sustain via regular upgrades. Our ability to successfully launch new mobile applications, sustain and expand the Yippi App, and expand and retain a user-base, largely will depend on our ability to:

•	effectively respond to changing mobile application interests and preferences by enhancing Yippi globally;

•	increase our number of users and user engagement and monetize our products and services;

•	successfully compete with other companies, some of which have substantially greater resources and market share than us, that are currently in, or may in the future enter, our markets, or duplicate the features of our products and services;

•	develop and deploy new features, products and services in a timely manner and the market acceptance of such offerings;

•	cost-effectively manage and grow our operations;

•	process, store, protect, and use personal data in compliance with governmental regulations, contractual obligations, and other obligations related to privacy and security; and

•	defend ourselves against litigation and regulatory, intellectual property, privacy, or other claims.

Mobile malware, viruses, hacking attacks, and improper or illegal use of the Yippi App could harm our business and results of operations.

Mobile malware, viruses, and hacking attacks have become more prevalent in our industry, and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition, and operating results. Any failure to detect such attack and maintain performance, reliability, security, and availability of products and technical infrastructure to the satisfaction of our users may also seriously harm our reputation and our ability to retain existing users and attract new users.

Our information technology systems are susceptible to a growing and evolving threat of cybersecurity risk. Any substantial compromise of our data security, whether externally or internally, or misuse of agent, customer, or employee data, could cause considerable damage to our reputation, cause the public disclosure of confidential information, and result in lost sales, significant costs, and litigation, which would negatively affect our financial position and results of operations. Although we maintain policies and processes surrounding the protection of sensitive data, which we believe to be adequate, there can be no assurances that we will not be subject to such claims in the future.

If our security is compromised or if our products and services are subject to attacks that frustrates or thwarts our user’s ability to access the Yippi App, our products and services may be perceived as insecure and users may curtail or stop using our products and services.

Our products and services involve the storage and transmission of large amounts of users’ confidential information, such as a user’s name, address, phone number, date of birth, passport information, credit card information, and bank account information. Security breaches expose us to a risk of unauthorized access to this information and could lead to improper use or disclosure of such information, ensuing potential liability and litigation, any of which could damage our reputation and our brand and diminish our competitive position. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized data access or use will not occur despite our efforts. Although we have not experienced any material security breaches to date, we may in the future experience attempts to breach the security of our systems. Techniques used to obtain unauthorized access to personal information, confidential information on the systems, and/or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Maintaining the trust of our users is important to sustain our growth, retention, and user’s engagement. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose users and/or suffer other negative consequences to our business. Any failure to maintain the security of our infrastructure could result in loss of personal information and/or other confidential information, damage to our reputation and user relationships, early termination of our contracts and other business losses, indemnification of our users, financial penalties, litigation, regulatory investigations, and other significant liabilities. In the event of a major third-party security incident, we may incur losses in excess of their insurance coverage. Further, we do not have insurance currently, and certain incidents that we can experience may not be covered by any insurance that we may carry in the future.

There are low barriers to entry in the mobile application industry, and competition is intense.

The mobile application industry is highly competitive as we face significant domestic and international competitors that are more established, have greater financial resources and a larger user base. In addition to these major players, there are also smaller companies that may enter the sector and compete with the Yippi App.

Furthermore, we have limited experience in developing applications for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote resources to our Yippi App, we will face intense competition from both established companies and new-comers. Some of these current, emerging, and potential competitors have significant resources for developing applications, and have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations, or other developments that may impact the market for mobile apps. As we introduce new products and our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. Increased competition could result in loss of existing users or reduce our ability to acquire new users, both of which could harm our business. If we are unable to compete against our competitors in such intense circumstances, our user engagement may decrease, which could make us less attractive to users, advertisers, and will seriously harm our business.

The global wellness industry is highly competitive and such competition could harm our business.

The global wellness industry is fragmented and highly competitive. We compete for independent sales agents with other direct marketing companies both within and outside the wellness industry. Many of our competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent agents and our preferred customers to buy products from our competitors rather than from us. Such competition could adversely affect our business and current market share.

If we are unable to attract and retain independent agents for our direct marketing business, our business may suffer.

Our future success depends upon our ability to attract and retain a large active base of independent agents and customers for our direct marketing business. We rely on our non-employee independent agents to market and sell our products to customers to generate growth and to attract new independent agents who are interested in building a business. Our ability to increase sales depends on our ability to increase the number of customers in each of our markets around the world. Our success will also depend on our ability to retain and motivate our existing independent agents and attract new independent agents. We cannot give any assurances that the number of our independent agents will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain independent agents and preferred customers, including:

•	on-going motivation of our independent agents;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of direct marketing business;

•	public perception and acceptance of our business and our products, including any negative publicity;

•	the limited number of people interested in pursuing direct marketing as a business;

•	our ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining independent agents.

The loss of key high-level leaders of our independent agents could negatively impact our agent growth and our revenue.

As of July 31, 2020, we had approximately 112,429 active independent agents. As of July 31, 2019 we had approximately 8,838 active independent agents working with PT Toga.  These high-level independent agents are important in maintaining and growing our revenue. As a result, the loss of a high-level independent agent or a group of leading agents in the independent agent’s networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue with respect to our independent agents.

The loss of key management personnel could adversely affect our business.

We depend on the continued services of our executive officers and senior management team as they work closely with both our employees and independent agents. Such executive officers and senior management team are also responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We do not believe that any of our senior executive officers are planning to leave or retire in the near term; however, we cannot assure that our senior executive officers or members of our senior management team will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, including our regional and country managers, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent agent relations.

To date, we have not obtained directors’ and officers’ liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify its officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations, and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

If we are unable to protect our intellectual property rights, our business could suffer.

Our primary intellectual property rights are our trademarks, primarily “Yippi” and “Eostre.” In addition, we have entered into collaboration agreements and confidentiality agreements with certain of our software programmers, employees, suppliers, manufacturers, directors, officers, consultants, and other third-parties to help protect our proprietary rights. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of our mobile application features and functionality, or to use information that we consider proprietary or confidential. Further, with respect to mobile applications, the features and functionality can be easily republicated; thus, it may be difficult to protect. With respect to our Eostre products, we use white-labeled products that are then branded with our trademarked name “Esotre.” Other companies can, and currently do, use the same white-labeled products and market these products under their own name.

We consult with outside legal counsel to help ensure that we protect our proprietary rights, to the extent possible and feasible. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

We could be required to cease certain activities and/or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

Some of our competitors may own technology patents, copyrights, trademarks, trade secrets, and website content, which they may use to assert claims against us. As we face increasing competition and as litigation becomes a more common way to resolve disputes, we face a higher risk of being the subject of intellectual property infringement claims. We cannot assure you that we will not become subject to claims that we have misappropriated or misused other parties’ intellectual property rights. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel.

The results of any intellectual property litigation to which we might become a party may require us to do one or more of the following:

•	cease making, selling, offering, or using technologies or products that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments, or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, such payments or costs could have a material adverse effect upon our business and financial results.

Our businesses are subject to a variety of laws and regulations in the United States and other foreign laws, many of which are subject to change and uncertain interpretation and could result in claims, changes to our business practices, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and other countries that involves matters central to our business, including but not limited to the FCPA, laws regarding consumer protection, intellectual property, export, and national security. Many of these laws and regulations are still evolving and could be interpreted or applied in ways that could limit our business or require us to make certain fundamental and potentially detrimental changes to the products and services we offer. For example, laws relating to the liability of providers of online services for activities of their users and other third-parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Furthermore, the introduction of new products or services in our existing markets and the expansion of our business to other countries may subject us to additional laws and regulations, among others resulting from the need to obtain additional licenses and approvals to conduct our businesses as envisioned.

Our Eostre products are not currently offered in the United States. Should we choose to do so, we will have to comply with all rules and regulations of the FDA. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity, and novelty of the product candidate, and involve the expenditure of substantial resources for research, development, and testing. In addition, if we were to market our products in additional foreign jurisdictions, we may be required to obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Yippi App or our Eostre products, which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

We may experience fluctuations in our quarterly operating results due to a number of factors, which make our future results difficult to predict.

Our revenue and other operating results could vary significantly from quarter-to-quarter due to a variety of factors, many of which are outside our control. In addition, we have a limited operating history with the current scale of our business, which makes it difficult to predict our future revenue or results of operations. Our financial condition and results of operations can be influenced by numerous factors, which may include the following:

•	our ability to maintain and grow our user base and user engagement;

•	the development of new products and services by us;

•	our ability to attract and retain advertisers in a particular period;

•	the diversification and growth of revenue sources beyond current advertising; and

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive.

We base our current and future expense levels on our internal operating plans and forecasts, and some of our operating costs are to a large extent fixed in the near term. As a result, we may not be able to reduce our costs quickly enough to compensate for an unexpected shortfall in revenue and, even a small shortfall in revenue, could adversely affect financial results for that quarter.

Because substantially all of our executive officers, directors, and assets are located outside the United States, primarily in Malaysia, investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against us and our officers and directors.

While we are organized under the laws of State of Nevada, almost all of our executive officers and our directors are non-U.S. residents and our operations and assets are located outside the United States (primarily in Malaysia). Consequently, it may be difficult for investors to effect service of process on our officers and our directors in the United States and to enforce in the United States judgments obtained in United States courts against any of them based on the civil liability provisions of the United States securities laws, enforce United States judgments in a Malaysian court based on the civil liability provisions of the United States securities laws, or bring an original action against them in a Malaysian court to enforce liabilities based upon the United States federal securities laws. Since all our assets will be located outside the United States, it may be difficult or impossible for investors located in the United States to collect a judgment against us.

Our user metrics with respect to the Yippi App may be subject to inherent uncertainties in measurement, and real or perceived inaccuracies in such metrics may severely harm our reputation and negatively affect our business.

We use our internal company data to calculate our Yippi App monthly active users and daily active users for the evaluation of growth trends, performance, and to make strategic decisions, but these metrics have not been verified by an independent third party. While these numbers are based on what we reasonably believe to be the estimates of our active users for the applicable period of measurement, there are inherent challenges in measuring how our products and services are used across large online and mobile populations globally. For example, there might be several accounts created by the same individual utilizing different usernames, which may cause inaccuracy in the data collected. Some of our demographic data may be incomplete or inaccurate due to the incorrect or inadequate information given by the users when registering for Yippi account. These errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies.

We regularly review and seek to address these technical issues by adjusting our processes for calculating our internal metrics to improve their accuracy. Our measures of user growth and user engagement may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, platform partners, or prospective investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and platform partners and advertisers may be less willing to allocate their budgets or resources to our products and services, which may negatively affect our business.

We generate some revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or a reduction in spending by our advertisers could harm our business.

We derive some revenues from advertising on our Yippi App. Although we have and continue to try to establish longer-term advertising commitments with advertisers, most of our advertisers do not have long-term advertising commitments with us. In addition, advertisers may view some of our products as experimental and unproven; thus, our efforts to establish long-term commitments may not succeed.

We rely heavily on our ability to collect and disclose data and metrics in order to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data that our advertisers find useful would impede our ability to attract and retain advertisers. Our advertising revenue could be seriously harmed by many other factors, including:

•	a decrease in the number of active users on Yippi App;

•	our inability to create new products that sustain or increase the value of our advertisements;

•	our inability to increase the relevance of targeted advertisements shown to users;

•	adverse legal developments relating to advertising, including changes mandated by legislation, regulation, or litigation;

•	our inability to increase advertisers’ demand and inventory; and

•	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines.

The occurrence of any of these or other factors could result in a reduction in demand for advertisements, which may reduce the prices we receive for our advertisements or cause advertisers to stop advertising with us altogether, either of which would negatively affect our business, financial condition and results of operations.

The requirements of being a public company may strain our resources, result in more litigation, and divert management’s attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. Complying with these rules and regulations have caused us and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Further, by complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. Compliance with these additional requirements may also divert management’s attention from operating our business. Any of these may adversely affect our operating results.

Foreign government initiatives to restrict access to the Yippi App could seriously harm our business.

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Yippi in their countries, restrict access to Yippi from their countries entirely, impose laws on us that require data localization, or impose other restrictions that may affect their citizens’ ability to access Yippi for an extended period of time or even indefinitely. If foreign governments think we are violating their laws, or for other reasons, they may seek to restrict access to Yippi, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed. For example, access to Google, which currently powers most of our infrastructure, is restricted in China, and we do not know if we will be able to enter the market in a manner acceptable to the Chinese government.

If government regulations regarding our direct marketing business change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

Direct marketing business models are always subject to extensive governmental regulations, including foreign, federal, and state regulations. The FTC has issued certain guidance focusing on regulation of multi-level marketing related businesses. Although we currently do not operate a multi-level marketing program in the United States, we may be subject to similar regulation in the countries in which we do business. Any change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations. Violations may result from:

•	ambiguity in statutes;

•	regulations and related court decisions;

•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws;

•	new regulations affecting our business; and

•	changes to, or interpretations of, existing regulations affecting our business.

While we prioritize ensuring that our business and compensation model are compliant, and that any product or income related claims are truthful and non-deceptive, we cannot be certain that the FTC or similar regulatory body in another country will not modify or otherwise amend its guidance, laws, or regulations or interpret in a way that would render our current practices inconsistent with the same.

Our success partially depends on our ability to hire and retain mobile application developers. If we are unable to do so, or if the developing process stops or is delayed for any reason, we may not deliver our products within the Yippi App to our customers on time, which may seriously harm our business.

We have limited experience developing our products within the Yippi App. Our ability to hire and retain experienced developers to build such products is crucial. Experienced developers could, at times, be in short supply, we may be unable to hire sufficient number of developers, or the market compensation payable to such experienced developers could be significant. Delays and other developer problems could impair the release of our in-app products and, ultimately, our brand. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

We may face lawsuits or incur liabilities in the future in connection with our businesses.

In the future, we may face lawsuits or incur liabilities in connection with our businesses. For example, we could face claims relating to information that is published or made available on the Yippi App. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We might not be able to monitor or edit the vast majority of the content that appears on the Yippi App. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States.

We could also be subject to lawsuits or liabilities based on actions of our independent sales agents. Our independent sales agents could engage in misconduct, violate our policies and procedures, or engage in other conduct that leads to litigation, complains, enforcement actions, and inquiries by various foreign regulatory authorities.

Finally, even though it is unlikely given the countries we do business in, we could face financial liability from product liability claims if the use of our Eostre products results in significant loss or injury. We can make no assurances that we will not be exposed to any substantial future product liability claims. Such claims may include claims that our products contain contaminants, that we provide our independent agents and consumers with inadequate instructions regarding product use, or that we provide inadequate warnings concerning side effects of our products. Product liability insurance is uncommon in the jurisdictions that we do business in; therefore, a substantial future product liability claim could adversely affect our overall future financial condition.

Any such claims would result in us incurring significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business could be seriously harmed.

Our international operations are subject to political economic and social uncertainties, which may cause our business to suffer.

We currently sell our Eostre products in Malaysia to independent agents located throughout Asia and Southeast Asia. Our Yippi App is currently available around the world (however, the TRT feature within the Yippi App is not available to users in the United States). Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	complex U.S. and foreign laws, treaties and regulations, including without limitation, tax laws, the FCPA, and similar anti-bribery and corruption acts and regulations in many of the markets in which we operate;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars, civil unrest, acts of terrorism and other hostilities;

•	political, economic, and social conditions;

•	the effects of COVID-19;

•	changes to trade practice laws or regulations governing direct selling and marketing;

•	increased government scrutiny surrounding direct selling and marketing;

•	changes in the perception of direct marketing; and

The risks outlined above could adversely affect our ability to sell advertising, products, obtain international customers, or to operate our international business profitably, which would have a negative impact on our overall business and results of operations. Furthermore, any negative changes in our distribution channels may force us to invest significant time and money related to our distribution and sales to maintain our position in certain international markets.

Currency exchange rate fluctuations could reduce our overall profits.

For the years ended July 31, 2019 and July 31, 2018, we recognized 96% and 100%, respectively, of net sales in markets outside of the United States. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, in fiscal 2019, we had a foreign exchange gain of $123,234 and in fiscal 2018, we had a foreign exchange loss of $53,996. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations, or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

Our financial condition, results of operations, cash flows, and performance may be adversely impacted or disrupted by public health epidemics, including the COVID-19 global health pandemic.

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread globally, including Malaysia, our Company’s principal place of operations. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world.

On March 19, 2020, a Movement Control Order (the “MCO”) was issued by the Malaysian Prime Minister, which reduced movement within Malaysia, closed all offices within the country that were non-essential, cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. Eventually, the MCO was lifted as of June 9, 2020, and certain safe-distance and other controlling protocols (the Recovery Movement Control Order or “RMCO”) were put into place, which are now in effect until December 31, 2020. As of January 26, the RMCO has been extended to March 31, 2021.

Our offices in Malaysia closed as a result of the MCO, and our office-based employees located both in Malaysia and in the United States have been working remotely since the middle of March. Travel remains restricted to limit the risk of our employees coming in contact with COVID-19. In addition, as a result of COVID-19, we have terminated all agreements with Agel, formerly one of our largest customers. (See “Related Party Transactions” for additional information.) COVID-19 also resulted in a significant decrease in revenue being generated by TogaGo during fiscal 2020, the suspension of operations of our Taiwan branch office, and our customer service suffering.

If the pandemic continues and conditions worsen, it could further negatively impact our business, results of operations, financial condition and liquidity in numerous ways, including, but not limited, to:

•

We may have interruptions in our business due to illness among our employees. Through January 31, 2021, we have not had any of our employees contract COVID-19. Should we have a significant number of our employees contract COVID-19, it could have a further negative impact on our ability to serve customers in a timely fashion.

•	Our revenue has declined with respect to certain of our lines of business. We have been impacted by the MCO in regards to TogaGo revenue. With the MCO, travel was restricted and customers were not using the Yippi App for travel and hotel bookings. This resulted in a significant decrease in TogaGo revenue in the year ended July 31, 2020.

•	Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays. We currently rely on our manufacturer, which is located in South Korea to manufacture our “Eostre” products. To date, the manufacturing of our Eostre products have not been adversely affected by COVID-19. However, the COVID-19 pandemic, and the governmental or regulatory actions taken in response to the pandemic, may interfere with our ability to have our products manufactured in a timely manner, or at all, in the future. As noted above, as a result of COVID-19, Agel terminated business operations and we are in the process of acquiring Eostre Bhd. This has resulted in a significant change to our Eostre business model as we have begun to sell directly to independent sales agents in Malaysia and Japan through our partially owned subsidiary, Eostre Bhd.

These and other impacts of the COVID-19 pandemic, or other pandemics or epidemics, could have the effect of heightening many of the other risks described in this Amended Annual Report under the “Risk Factors” section. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing, and hard to predict. We do not yet know the full extent of potential delays or impacts on our business, our results of operations, or financial condition or the global economy as a whole. However, these effects could have an adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, and such impact could be material.

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

We have restated certain items on our consolidated financial statements for prior periods and are continuing to do so. On November 19, 2020, the Audit Committee of the Board of Directors of Toga Limited (the “Company”) concluded, after discussion with the Company’s management, that the Company’s consolidated financial statements for the (i) year ended July 31, 2019, (ii) interim period ended April 30, 2019, (iii) interim period ended October 31, 2019, (iv) interim period ended January 31, 2020, and (v) interim period April 30, 2020 (collectively, the “Non-Reliance Periods”) should no longer be relied upon due to errors in the consolidated financial statements and should be restated. Similarly, press releases, earnings releases, and investor presentations or other communications describing the Company’s consolidated financial statements and other related financial information covering the Non-Reliance Periods should no longer be relied upon. In addition, the audit report of Pinnacle Accountancy Group of Utah (“Pinnacle”) included in the Company’s Annual Report on the Original Form 10-K, for the year ended July 31, 2019, should no longer be relied upon.

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (the “2020 Form 10-K”), the Company’s management became aware that the Company’s consolidated financial statements for the Non-Reliance Periods contained errors related to revenue recognition for one or more of the Company’s subsidiaries engaged in the Company’s direct sales business. In such instances, the Company improperly recognized the cash proceeds from sales of membership packages to its independent agents as revenues, rather than as deferred revenue. In accordance with Accounting Standards Codification 606, Revenues from Contracts with Customers, the proceeds should have been recognized as revenue upon the satisfaction of the subsidiary’s performance obligations, which would have been the time of shipment of inventory to such independent agents. This resulted in an overstatement of revenue and an understatement of deferred revenue.

The Company is working to complete the restatement of its financial statements for the Non-Reliance Periods. The Company has determined to file amendments to (i) each of the Quarterly Reports on Form 10-Q for the interim periods covered by the Non-Reliance Periods and (ii) the 2019 Form 10-K. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the Non-Reliance Periods once the Company restates its consolidated financial statements and not rely on any previously issued or filed registration statements or reports, earning press releases, investor presentations or other communications related thereto covering the Non-Reliance Periods.

Management is assessing the effect of the restatements on the Company’s internal control over financial reporting and its disclosure controls and procedures. The Company expects to report one or more material weaknesses following completion of its investigation of the cause of these restatements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a company’s disclosure controls and procedures and internal control over financial reporting are effective. In addition, the Audit Committee, the Board of Directors, and management have begun evaluating appropriate remediation actions. For example, commencing in January 2021, management intends to implement a new Enterprise Resource Planning (ERP) system with more oversight and control of the Company’s subsidiaries’ financial reporting processes by key members of management.

Based on the restatements described above, our management concluded that our system of internal control over financial reporting was not effective during the Non-Reliance Periods, which resulted in the restatements described above. Management had identified internal control deficiencies which, in management’s judgment, represented material weakness in internal control over financial reporting. Specifically, management identified that due to the limited resources of the company and adequate staffing within the accounting department, segregation of duties had been identified as a weakness in internal control, as was the US GAAP qualifications of the accounting staff. In January 2020 we engaged an external consulting firm to assist with the design and implementation of our internal process, including those internal controls over financial reporting. Due to the COVID-19 pandemic, the lockdowns instituted by local governments and travel restrictions in each of the countries for our subsidiaries, including but not limited to, our international operation headquarters in Kuala Lumpur, Malaysia and our corporate offices in Los Angeles California, we have not been able to implement these internal controls as of January 28 2021.

Based on the discovery of the errors relating to the restatements described above, our management concluded that our internal control over financial reporting was not effective during the Non-Reliance Periods. Management had identified internal control deficiencies which, in management’s judgment, represented material weakness in internal control over financial reporting. The control deficiencies generally related to the limited resources of the company and adequate staffing within the accounting department, segregation of duties had been identified as a weakness in internal control, as was the US GAAP qualifications of the accounting staff. In January 2020 we engaged an external consulting firm to assist with the design and implementation of our internal process, including those internal controls over financial reporting. Due to the COVID-19 pandemic, the lockdowns instituted by local governments and travel restrictions in each of the countries for our subsidiaries, including but not limited to, our international operation headquarters in Kuala Lumpur, Malaysia and our corporate offices in Los Angeles California, we have not been able to implement these internal controls as of January 28, 2021.

As a result of the events described above, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

Item 2. Properties.

Our properties consist primarily of leased office and commercial office space we own in Selangor, Malaysia. Our corporate headquarters are located in Los Angeles, California and our other office facilities in Selangor and Kuala Lumpur, Malaysia, Jakarta, Indonesia; Ho Chi Minh City, Vietnam; and Mesa, Arizona. The following schedule presents the approximate square footage of our facilities as of January 31, 2021 (some of which are no longer in use as of the date of this Amended Annual Report):

Location	Square Feet or Other	Commitment and Use
Los Angeles, California	200	Leased; corporate headquarters
Irvine, California	29,850	Leased office space (terminated in August 2020)
Las Vegas, Nevada	Virtual Office	Leased; virtual office space (terminated in July 2020)
Kuala Lumpur, Malaysia	1,433	Leased office space
Kuala Lumpur, Malaysia	9 persons	Leased office space
Taichung City, Taiwan	5,195	Leased office space (terminated in July 2020)
Jakarta, Indonesia	3,767	Leased office space
Jakarta, Indonesia	2,352	Leased office space
Selangor, Malaysia	41,688	Owned; principal business operations
Ho Chi Minh City, Vietnam	Virtual Office	Leased; virtual office space
Mesa, Arizona	1 person	Leased

We consider our properties adequate for our current needs. With respect to our leased properties, we do not anticipate any difficulties in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable.

On August 20, 2020, we entered into a two-year lease for approximately 200 square feet of office space located at 515 South Flower Street, Los Angeles, California 90071. The monthly lease payment is $1,682. The lease ends on August 31, 2022. Prior to this, we maintained our corporate headquarters in Irvine, California.

On August 28, 2019, we entered into a lease for approximately 7,850 square feet of office space located at 2575 McCabe Way, Irvine, California, 92614. The monthly lease payment was approximately $9,383. The lease ended on August 31, 2020. We did not renew.

On July 18, 2018, we entered into a one-year lease for virtual office space located at Center 1057, 3960 Howard Hughes Parkway, Las Vegas, Nevada, 89169. The lease is for $269 per month, and automatically renews for one-year terms unless cancelled in accordance with the terms and conditions of the lease. The lease terminated on July 31, 2020.

On July 26, 2018, we entered into a tenancy agreement for approximately 1,433 square feet of office space located at Unit 35.04, Level 35, Menara Standard Chartered, 30, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. The monthly lease amount is approximately USD $2,518. The lease was for a two-year term, expiring on July 31, 2020. On June 22, 2020, TOGL Technology entered into a Business Centre Service Agreement for office space for nine people located at MYS – Menara AIA Sentral, Level 3 – 5, Menara AIA Sentral, No. 30 Jalan Sultan Ismail, Kuala Lumpur, Malaysia. The monthly lease payment was approximately USD $1,214. The lease ended on October 31, 2020.

On May 20, 2018, we entered into an Office Lease Agreement for approximately 5,195 square feet of office space located at 5th and 6th, 21st Floor, No. 6, Lane 256, Section 2, Xitun Road, Xitun District, Taichung City, Taiwan. The monthly lease payment is USD $2,274. The lease had a two-year term.

On June 24, 2019, PT Toga Indonesia entered into a Tenancy Agreement for approximately 3,767 square feet of office space located on the 8th Floor, Unit D, Jalan Jenderal Sudirman Kaveling 60 Jakarta, Indonesia, locally known as the Menara Sudirman building. The monthly lease amount is approximately $8,633. The lease expires on July 31, 2021.

On December 10, 2018, PT Toga Indonesia entered into Amendment No. 1 to Office Space Lease Agreement for approximately 2,352 square feet of office space located at Plaza Asia, Unit C, Second Floor, JI. Jenderal Sudirman Kaveling 59, Jakarta, Indonesia 12190. PT Toga Indonesia transferred its rights under the lease to PT TOGL Indonesia on July 15, 2019. The monthly lease payment is approximately USD $3,079, and the lease expired on January 31, 2021.

On April 25, 2019, Toga Vietnam entered into an Office Service Agreement for co-working and virtual office space located at 33 Le Duan Street, District 1, 11th Floor, Ho Chi Minh City, Vietnam. The monthly lease payment is approximately USD $1,536. The agreement originally terminated on May 31, 2020; however, it was renewed for an additional one-year term, expiring on May 31, 2021.

On June 15, 2020, we entered into an Office Agreement for an office located at 2266 South Dobson Road, Suite 200, Mesa, Arizona 85202. The monthly fees are approximately $567. The agreement is month-to-month.

On October 17, 2018, TOGL Technology entered into two Sale and Purchase Agreements (the “First Mammoth Agreements”) with Mammoth Empire Estate Sdn. Bhd., a Malaysian corporation (“Mammoth”), for the purchase of 30,705 square feet of space located in the Empire Damansara building. The Empire Damansara building consists of 30 floors and a total of 303,000 useable square feet. The 30,705 square feet of space purchased is comprised of 7,524 square feet on the ground floor of the Empire Damansara, and all of the 28th, 29th, and 30th floors (the 30th floor is the rooftop terrace). Pursuant to the First Mammoth Agreements, we entered into a Subscription Agreement with Mammoth dated November 29, 2018 for the purchase of 470,477 shares of our Common Stock for an aggregate purchase price of approximately $3,999,049 remitted by Mammoth in the form of legal title to those certain portions of real property. As of January 28, 2021, legal title has not been passed to us, however the bank serving as the bridging financier for the property has disclaimed its interest in such property in favor of TOGL, and the shares have been issued pursuant to the First Mammoth Agreements as of March 5, 2019.

On July 29, 2019, TOGL Technology entered into two Sale and Purchase Agreements (the “Second Mammoth Agreements”) with Mammoth, for the purchase of additional real estate located in the Empire Damansara. The Second Mammoth Agreements relate to the acquisition of an additional 11,614 square feet of space in the Empire Damansara. This additional space is located on the Level Basement 1 and Level Basement 3 of the building. Pursuant to the Second Mammoth Agreements, we entered into a Subscription Agreement with Mammoth dated July 29, 2019 for the purchase of an aggregate of 118,174 shares of our Common Stock for an aggregate purchase price of approximately $1,418,087, valued at $12.00 per share, which was the closing price of the shares on July 29, 2019 as reported by the OTC Markets Group Inc.’s (“OTCM”) Pink Open Market (“OTC Pink”). Mammoth agreed to pay the purchase price in the form of legal title to those certain portions of real estate set forth in the Mammoth Agreements. As of January 28, 2021, legal title has not been passed to us and no shares have been issued pursuant to the Second Mammoth Agreements. We are still awaiting the bank serving as the bridging financier to disclaim its interest in such property in favor of TOGL.

On June 1, 2020, TOGL Technology entered into two Tenancy Agreements with Eostre Bhd. related to the approximately 11,614 square feet in total built up area of Level Basement 1 and Level Basement 3, SOHO 2, Empire Damansara, No. 2, Jalan PJU 8/8A, Damansara Perdana, PJU 8, Petaling Jaya, 47820 Selangor Darul Ehsan. The monthly lease payments are approximately USD $14,648. The term of the agreements are three years, terminating on May 31, 2023; however, the parties can extend for another three-year renewal term at a revised lease amount.

Item 3. Legal Proceedings.

We currently have no legal proceeding to which we are a party to or to which our property is subject to and, to the best of our knowledge, no adverse legal activity is anticipated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Pink under the symbol “TOGL.” There is currently a limited trading market in our shares of Common Stock.

Set forth below are the range of high and low closing bid prices for the periods indicated as reported by the OTC Pink. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
Fourth Quarter 2018 (May 1, 2018 – July 31, 2018)	$6.70	$4.50
First Quarter 2019 (August 1, 2018 – October 31, 2018)	$8.60	$5.40
Second Quarter 2019 (November 1, 2018 – January 31, 2019)	$8.60	$4.30
Third Quarter 2019 (February 1, 2019 – April 30, 2019)	$9.368	$7.80
Fourth Quarter 2019 (May 1, 2019 – July 31, 2019)	$12.50	$9.10
First Quarter 2020 (August 1, 2019 – October 31, 2019)	$15.454	$8.00
Second Quarter 2020 (November 1, 2019 – January 31, 2020)	$14.42	$11.10
Third Quarter 2020 (February 1, 2020 – April 30, 2020)	$13.65	$4.00
Fourth Quarter 2020 (May 1, 2020 – July 31, 2020)	$12.90	$4.10
First Quarter 2021 (August 1, 2020 – October 31, 2020)	$14.00	$7.90
Second Quarter 2021 (November 1, 2020 – January 31, 2021) (1)	11.05	2.00

(1) Through January 29, 2021

On January 29, 2021, the closing bid price of our Common Stock as reported by the OTC Pink was $8.00 per share.

Holders

As of January 28, 2021, we estimate there were approximately 5,295 holders of record. As of January 28, 2021, 91,013,640 shares of our Common Stock were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain all future earnings in order to finance the operation and expansion of our business. In addition, the payment of dividends, if any, in the future, is within the discretion of our Board and will depend on our earnings, capital requirements, financial conditions, and other relevant factors as our Board may consider. The Nevada Revised Statutes (“NRS”) prohibits us from declaring dividends, where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our A&R Articles of Incorporation.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of July 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	$-	10,000,000	(1)
Total	-	$-	10,000,000	(1)

(1)

Represents the number of shares authorized for issuance under the A&R Incentive Plan (as defined below) as of January 31, 2021. The A&R Incentive Plan was adopted by our stockholders after the end of our 2020 fiscal year.

On June 10, 2020, our Board adopted and approved a Long-Term Incentive Plan (the “Plan”). Our Board subsequently amended and restated the Plan on July 14, 2020 (the “A&R Incentive Plan”), which became effective upon stockholder approval on September 9, 2020. The purpose of the A&R Incentive Plan is to foster our growth and success by providing a means to attract, motivate, and retain key employees, directors, and contractors (“Participants”) through awards of stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, and restricted stock units (collectively, “Awards”).

Under the terms of the A&R Incentive Plan, Awards to purchase up to 10,000,000 shares of our Common Stock (the “Shares”) may be granted to eligible Participants. The A&R Incentive Plan will continue to be effective for a term of ten (10) years from the date the A&R Incentive Plan was approved by our stockholders, unless terminated earlier pursuant to the terms of the A&R Incentive Plan. The A&R Incentive Plan is administered by our Board, or any committee of directors designated by our Board and their respective delegates, as described in the A&R Incentive Plan.

The A&R Incentive Plan provides that the aggregate number of the Shares subject to Awards granted under the A&R Incentive Plan during any fiscal year to any one Participant cannot exceed 100,000 Shares, or if an Award is settled in cash, the maximum amount of any cash award allocable to any one employee during a single fiscal year cannot exceed the then-current fair market value of such Shares.

The A&R Incentive Plan provides that the aggregate number of the Shares that may be issued under the A&R Incentive Plan through incentive stock options (intended to qualify as such within the meaning of Section 422 of the Internal Revenue Code, the “Incentive Stock Options”) cannot exceed one hundred percent (100%) of the maximum aggregate number of the Shares that may be subject to or delivered under Awards granted under the A&R Incentive Plan, as the same may be amended from time to time under the terms of the A&R Incentive Plan. Notwithstanding the designation “Incentive Stock Option” in an option agreement, if and to the extent that the aggregate fair market value of the Shares with respect to which the Incentive Stock Options are exercisable for the first time by the recipient during any calendar year (under all our plans and any of our subsidiaries’ plans) exceeds U.S. $100,000, such options will be treated as nonqualified stock options under the A&R Incentive Plan. The A&R Incentive Plan also provides that the aggregate fair market value (computed as of the date of grant in accordance with applicable financial accounting rules) of all Awards granted to any non-employee director of the Company during any single calendar year cannot exceed two thousand (2,000) Shares, or if an Award is settled in cash, the maximum amount of cash award allocable to any one non-employee director during a single fiscal year cannot exceed the then-current fair market value of such number of Shares.

Options granted under the A&R Incentive Plan become exercisable and expire as determined by our Board or committee, as applicable. The stockholders approved and adopted the A&R Incentive Plan at a special meeting of the stockholders held on September 9, 2020.

Recent Sales of Unregistered Securities

Except as set forth below, during our fiscal years ended July 31, 2020 and 2019, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Employee Stock Bonus Agreements

On April 1, 2018, we entered into Employee Stock Bonus Agreements with 29 of our employees, pursuant to which we agreed to issue to such employees an aggregate of 348,953 shares of our restricted Common Stock. The shares vested, subject to the terms and conditions of the various agreements, on April 1, 2019. The shares were subsequently issued on May 28, 2019. Of the 348,953 shares: 50,700 shares were issued to Mr. Toh; 4,819 shares were issued to Mr. Lim; 38,588 shares were issued to Mr. Ng; and 75,000 shares were issued to Mr. Tan. The 348,953 shares had a value of $3,210,377 based on the closing price of our Common Stock on the May 28, 2019, as reported by the OTCM. The shares of our Common Stock were issued in as a bonus to these employees for services rendered to us.

On July 15, 2018, we entered into Employee Stock Bonus Agreements with 27 of our employees, pursuant to which we agreed to issue to such employees an aggregate of 253,039 shares of our restricted Common Stock. The shares vested, subject to the terms and conditions of the various agreements, on July 15, 2019. The shares were issued on November 7, 2019. Of the 253,039 shares: 57,253 shares were issued to Mr. Toh; 39,994 were issued to Mr. Ng; and 3,250 were issued to Mr. Lim. The 253,039 shares had a value of $3,289,507 based on the closing price of our Common Stock on the November 7, 2019, as reported by the OTCM. The shares of our Common Stock were issued in as a bonus to these employees for services rendered to us.

On December 1, 2018, we entered into Employee Stock Bonus Agreements with 32 of our employees, pursuant to which we agreed to issue to such employees an aggregate of 782,959 shares of our restricted Common Stock. The shares vested, subject to the terms and conditions of the various agreements, on December 1, 2019. On February 22, 2019, 577,391 shares were issued. The balance of the shares, or 205,568 shares, were issued on April 1, 2019. Of the 782,959 shares: 63,050 shares were issued to Mr. Toh; 9,602 shares were issued to Mr. Lim; 56,552 shares were issued to Mr. Ng; and 200,593 were issued to Mr. Tan. The 782,959 shares had a value of $6,805,297 based on the closing price of our Common Stock on the February 22, 2019 and April 1, 2019, respectively, as reported by the OTCM. The shares of our Common Stock were issued in as a bonus to these employees for services rendered to us.

These issuances of shares of our Common Stock are qualified for the exemption from registration contained in Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

Independent Director Issuances

On August 1, 2019, we agreed to provide each of our independent directors, Iain Bratt, Jim Lupkin, and Shemori BoShae Guinn, with the following: (a) cash compensation in the amount of $3,000 per fiscal quarter, with anyone serving as chairperson of any of our Board committees receiving an additional $1,000 per quarter; and (b) at the end of each fiscal quarter, such number of shares of our Common Stock that have a market value of $1,500 determined by using the average closing bid price of our Common Stock during each trading day of the last thirty (30) trading day period immediately preceding the end of the applicable fiscal quarter.

Pursuant such agreement, we issued to each of our Independent Directors:

•	105 shares of our Common Stock for the quarter ended October 31, 2019, based on a price per share of $14.28;

•	113 shares of our Common Stock for the quarter ended January 31, 2020, based on a price per share of $13.35;

•	280 shares of our Common Stock for the quarter ended April 30, 2020, based on a price per share of $5.35;

•	127 shares of our Common Stock for the quarter ended July 31, 2020, based on a price per share of $11.81; and

•	149 shares of our Common Stock for the quarter ended October 31, 2020, based on a price per share of $10.07.

These issuances of shares of our Common Stock are qualified for the exemption from registration contained in Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

Repurchases

We did not, nor did any affiliated purchaser, make any repurchases of our equity securities during the quarters ended July 31, 2020 and 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for fiscal years ended July 31, 2019 and 2018, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Amended Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Amended Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Subsequent Event – COVID-19

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

On March 19, 2020, the Malaysian Prime Minister issued a Movement Control Order (MCO), which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. Eventually, the MCO was lifted as of June 9, 2020, and certain safe-distance and other controlling protocols were put into place, which were in effect until December 31, 2020. The Malaysian Government has since extended the MCO until January 26 and then again to March 31, 2021.

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

In addition to the termination of the License Agreements and the Yipps Agreement, COVID-19 also has negatively impacted our business with respect to TogaGo revenue. The MCO restricted travel, which resulted in customers not booking travel and hotels through the Yippi app. TogaGo’s revenue decreased significantly during the year ended July 31, 2020. However, we expect TogaGo’s revenue to increase once the MCO is lifted.

Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Results of Operations

Fiscal Year Ended July 31, 2019 (Restated) Compared to Fiscal Year Ended July 31, 2018

	Year ended
	July 31,
	2019 (Restated)	2018	Change	%
Revenue	$5,888,234	$1,254,495	$4,633,739	369.4%
Cost of Goods Sold	1,729,748	145,847	1,583,901	1,086.0%
Gross Profit (Loss)	$4,158,486	$1,108,648	$3,049,838	275.1%
Gross Margin	70.62%	88.37%

Gross Margin by product for the year ended July 31, 2019 (restated)

							Software Maintenance
	Product		Royalty	Management			&
	Sales	Advertising	Fee	Fee	Yippi	TogaGo	Subscription	Total
Revenue	$4,273,252	$190,400	$240,000	$1,072,630	$-	$-	$111,952	$5,888,234
Cost of Goods Sold	379,237	-	-	-	1,337,477	13,034	-	1,729,748
Gross Profit (Loss)	$3,894,015	$190,400	$240,000	$1,072,630	$(1,337,477)	$(13,034)	$111,952	$4,158,486
Gross Margin	91.13%	100.00%	100.00%	100.00%	-	-	100.00%	70.62%

Gross Margin by product for the year ended July 31, 2018

					Software Maintenance
	Product		Management		&
	Sales	Advertising	Fee	Yippi	Subscription	Total
Revenue	$29,345	$141,893	$531,449	$-	$551,808	$1,254,495
Cost of Goods Sold	2,087	-	-	143,760	-	145,847
Gross Profit (Loss)	$27,258	$141,893	$531,449	$(143,760)	$551,808	$1,108,648
Gross Margin	92.89%	100.00%	100.00%	-	100.00%	88.37%

Revenue increased by approximately $4.6 million in the year ended July 31, 2019, compared to the prior year period, driven by a $4.7 million increase in revenue generated by new business lines, such as product sales of the Company’s Eostre brand and management fees.

Gross profit also increased by approximately $3.0 million in the year ended July 31, 2019, compared to the prior year period, due to the new business lines. We invested significantly in staff and infrastructure, which was in the early implementation stage, but management expects reductions in our general and administrative expenses as a percentage of revenue going forward.

	Year ended
	July 31,
	2019 (Restated)	2018	Change	%
Operating expenses:
General and administrative expenses	$3,183,220	726,016	2,457,204	338.5%
Salaries and wages	13,074,717	467,621	12,607,096	2,696.0%
Professional fees	1,110,236	443,068	667,168	150.6%
Depreciation	93,426	15,050	78,376	520.8%
Total operating expenses	17,461,599	1,651,755	15,809,844	957.2%
Loss from Operations	(13,303,113)	(543,107)	(12,760,006)	2,349.4%
Other Income (Expense)	3,246,419	(13,077,201)	16,323,620	(124.8)%
Net Loss	$(10,212,214)	(13,620,308)	3,408,094	(25.0)%

Net loss decreased by approximately $3.4 million, or 25%, in the year ended July 31, 2019, compared to the prior year period, due to a decrease in other expense of $16.3 million, offset by an increase in loss from operations primarily attributed to the increases in salary and wages, including stock-based compensation of approximately $11.1 million, offset by an increase in gross profit of approximately $3.3 million.

Segment Operating Performance

Our operating performance by segment are as follows for the year ended July 31, 2019 and 2018:

Year ended July 31, 2019 (restated):

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$1,356,336	$1,673,781	$-	$2,618,117	$5,888,234
Gross Profit	$240,000	$2,924	$1,531,364	$-	$2,384,198	$4,158,486
Gross Margin	100.00%	0.22%	91.49%	-	91.07%	70.62%
Net Loss	$(8,553,305)	$(2,821,738)	$287,569	$(8,737)	$883,997	$(10,212,214)

Year ended July 31, 2018:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$-	$1,225,149	$29,346	$-	$-	$1,254,495
Gross Profit (Loss)	$-	$1,081,389	$27,259	$-	$-	$1,108,648
Gross Margin	-	88.27%	92.89%	-	-	88.37%
Net Income (Loss)	$(13,853,448)	$307,381	$862	$-	$(75,103)	$(13,620,308)

During the year ended July 31, 2019, most of our revenue was derived from management fees generated in Malaysia, product sales of the Company’s Eostre brand generated in Taiwan and in Indonesia. During the year ended July 31, 2018, most of our revenue was derived from management fees Software Maintenance & Subscription generated in Malaysia. Net loss decreased by approximately $3.4 million due to the decrease in other expense offset by the increase in loss from operations. During the year ended July 31, 2018, the operations were primarily in Malaysia. We recognized a net loss, primarily due to a loss from debt settlement of $13.3 million.

Liquidity and Capital Resources

	July 31,
	2019 (Restated)	July 31, 2018	Change	%
Cash and cash equivalents	$14,916,556	$1,064,672	$13,851,884	1,301.0%
Total Assets	$23,554,425	$2,952,954	$20,601,471	697.7%
Total Liabilities	$9,049,782	$411,589	$8,638,193	2,098.7%
Working Capital	$10,080,247	$1,046,959	$9,033,288	862.8%

As of July 31, 2019, our total assets were $23.6 million, and our total liabilities were $9.0 million. Liabilities were comprised primarily of current liabilities of $9.0 million, of which included accounts payable and accrued liabilities of $4.2 million and deferred revenue of $4.7 million.

Our stockholders’ equity increased from $2.5 million as of July 31, 2018 to $14.7 million as of July 31, 2019.

We had $14.9 million in cash as of July 31, 2019, and we had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $24.6 million as of July 31, 2019, compared to accumulated deficit of approximately $14.4 million as of July 31, 2018.

Our working capital increased by $9.0 million to $10.1 million at July 31, 2019, as compared to $1.1 million at July 31, 2018, due primarily to the increase in our current assets, consisting of an increase in cash and cash equivalents of $13.9 million and an increase in prepaid expense and other current assets of $3.7 million, and the increase in our current liabilities, consisting of an increase in accounts payable and accrued liabilities of $4.0 million and deferred revenue of $4.7 million.

Cash Flow

	Year ended
	July 31,		Change
	2019 (Restated)	2018	Amount	%
Cash Flows provided by (used in) operating activities	$2,729,719	$(492,089)	$3,221,808	(654.7%)
Cash Flows (used in) investing activities	(372,077)	(152,287)	(219,790)	144.3%
Cash Flows provided by financing activities	11,371,008	1,698,818	9,672,190	569.3%
Effects on changes in foreign exchange rate	123,234	10,130	113,104	1,116.5%
Net change in cash and cash equivalents during period	$13,851,884	$1,064,572	$12,787,312	1,201.2%

Cash Flow from Operating Activities

As of July 31, 2019, we had generated positive cash flow from operating activities. For the year ended July 31, 2019, net cash flows provided by operating activities was $2.7 million compared to $492,000 used in operating activities during the year ended July 31, 2018. Cash flows provided by operating activities for the year ended July 31, 2019 was comprised of a net loss of $10.2 million, which was increased by non-cash income of $3.2 million for gain on sale of digital currency, and was offset by non-cash expenses of $93,000 for depreciation, $11.1 million for stock-based compensation, and a net change in working capital of $5.0 million. Cash flows used in operating activities for the year ended July 31, 2018 was comprised of a net loss of $13.6 million, which was offset by non-cash expenses of $15,000 for depreciation, $13.3 million for loss on settlement of debt, and a net change in working capital of $169,000.

Cash Flows from Investing Activities

During the year ended July 31, 2019, we used $372,000 in investing activities for the purchase of property and equipment. During the year ended July 31, 2018, we used $152,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the year ended July 31, 2019, net cash provided by financing activities was $11.4 million, consisting of proceeds from the sale of shares of our Common Stock of $2.1 million, and proceeds from sales of digital currency of $9.5 million, offset by repayment to related parties of $185,000. For the year ended July 31, 2018, net cash provided by financing activities was $1.7 million, consisting of proceeds from the sale of shares of our Common Stock of $1.3 million and proceeds from related parties of $434,000, offset by repayment to related parties of $49,000.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented.

Our critical estimates include revenue recognition and intangible assets. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

Management has discussed the selection of critical accounting policies and estimates with our Board, and our Board has reviewed our disclosure relating to critical accounting policies and estimates in this Amended Annual Report. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Revenue is generally recognized upon transfer of control, including the risks and rewards of ownership, of products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We recognize revenues on contracts with customers in accordance with the ASC 606, including performing the following: (i) identifying the contract, (ii) identifying the performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue upon fulfilment of obligations.

Stock-based Compensation is accounted for stock-based awards at fair value on the date of grant, and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

Goodwill and Other Intangible Assets – digital currency is accounted for in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

Impact of recently issued accounting pronouncements that have recently been issued but have not yet been implemented by us are described in Note 2, Summary of Significant Accounting Policies, to the Notes to the Consolidated Financial Statements to this Amended Annual Report, which describes the potential impact that these pronouncements are expected to have on our financial condition, results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Amended Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Subsequent to fiscal 2019, and as previously disclosed by us in a Current Report on Form 8-K filed on July 13, 2020, we dismissed Pinnacle Accountancy Group of Utah (“Pinnacle”) as our independent registered public accounting firm on July 10, 2020. The Audit Committee participated in and approved of the decision to change our independent registered public accounting firm. Pinnacle’s audit report on our consolidated financial statements as of and for the year ended July 31, 2019 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended July 31, 2019, and through the subsequent interim period through July 10, 2020, there were no (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between Pinnacle and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to Pinnacle’s satisfaction, would have caused Pinnacle to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Contemporaneously, on July 10, 2020, the Audit Committee appointed Marcum LLP (“Marcum”) as our independent registered public accounting firm for the year ended July 31, 2020, and for the quarterly reports for fiscal 2021. Prior to engaging Marcum, we did not consult with it regarding (i) the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Marcum on our financial statements, and Marcum did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing, or financial reporting issue, or (ii) a disagreement or reportable event as described under Item 304(a)(2)(ii) of Regulation S-K.

There are no reportable events under Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act that occurred during (i) the fiscal years ended July 31, 2019 and 2018 or (ii) during the interim period from August 1, 2019 through July 10, 2020.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended July 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting using the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of July 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls. This is due to the lack of segregation of duties throughout our accounting and finance group as a result of our limited resources and staff, which may be considered a material weakness. We do not have a formal process in reviewing, approving, closing, or finalizing the financial reporting or closing process.

In January 2020 we engaged an external consulting firm to assist with the design and implementation of our internal process, including those internal controls over financial reporting. Due to the COVID-19 pandemic, the lockdowns instituted by local governments and travel restrictions in each of the countries for our subsidiaries, including but not limited to, our international operation headquarters in Kuala Lumpur, Malaysia and our corporate offices in Los Angeles California, we have not been able to implement these internal controls as of the date of this filing.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We continue to evaluate and implement procedures as deemed appropriate to remediate this weakness. To address these material weaknesses, a number of the procedures have been implemented, including the retention of qualified accounting and finance staff and we are also working with an outside financial firm to assist with the preparation and review of our financial statements and periodic reports, to ensure that the financial statements fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

In addition, we intend to undertake the following additional remediation measures to address the material weaknesses described in this Amended Annual Report:

(i)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we intend to implement procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

Due to COVID-19, we have been unable to commence taking any of these remedial measures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

At the time of the filing of the Original Form 10-K, we believed that were not an “accelerated” filer, as defined in Rule 12b-2 under the Exchange Act, based on an error in our calculation of the aggregate worldwide market value of our voting and non-voting common equity held by our non-affiliates. Because of our erroneous determination that we were not an “accelerated” filer, we did not include in the Original Form 10-K filing an attestation report of our independent registered public accounting firm regarding internal control over financial reporting (for a “non-accelerated” filer, management’s report would not be required to be attested by our independent registered public accounting firm pursuant to Item 308(b) of Regulation S-K.)

In the course of preparing Amendment No. 1, we reviewed our calculation and realized that the original calculation had been in error. We were actually an “accelerated” filer pursuant to the definition of accelerated filer in place at the time we filed the Original Form 10-K (the definition of “accelerated” filer has since been amended pursuant to Release No. 34-88365, effective April 27, 2020, and under the new definition, we would not be an “accelerated” filer for the fiscal year ended July 31, 2019 because of its status as a small reporting company).

We consulted with Pinnacle, which served as our independent registered public accountant for the year ended July 31, 2019, regarding obtaining an attestation report regarding internal control over financial reporting for the year ended July 31, 2019, even considering that management has already concluded that internal control over financial reporting was not effective as of July 31, 2019 (and our disclosure of such material weakness, as described herein). In consideration of the significant amount of time and cost involved in obtaining such attestation report in connection with Amendment No. 1, we have determined that obtaining such attestation report is impracticable without undue hardship and expense to us.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. Our executive officers are appointed by our Board and serve until their respective successors are elected and appointed and qualify until their earlier resignation or removal from office.

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Michael Toh Kok Soon	President, Chief Executive Officer, and Chairman	35	June 13, 2016
Alexander D. Henderson	Chief Financial Officer, Secretary, Treasurer, and Director	55	February 12, 2019
Steve Tan See Kuy	Group General Manager – TOGL Technology	63	January 1, 2018
Roy Lim Jun Hao	Deputy Executive Officer – TOGL Technology	30	November 1, 2019
Edward Ng Boon Chee	Chief Operating Officer – TOGL Technology	34	April 1, 2018
Iain Bratt	Director	57	July 18, 2019
Jim Lupkin	Director	43	July 18, 2019
Shemori BoShae Guinn	Director	37	July 18, 2019

Former Directors and Executive Officers

Name	Position Held with Our Company	Age	Dates in Position or Office

William Liew Choon Fook	Secretary and Director	69	August 29, 2017 – July 18, 2019

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Michael Toh Kok Soon, Chief Executive Officer, President, and Chairman of our Board

Michael Toh Kok Soon has been our Chief Executive Officer, President, and Chairman of our Board since 2016. Since January 2018, Mr. Toh has also served as the Chief Executive Officer of our wholly owned subsidiary, TOGL Technology. From February 2015 until February 2018, Mr. Toh served as the Chief Executive Officer and a director of Toga Capital; Mr. Toh ceased being affiliated with Toga Capital when he resigned his positions and sold all of his ownership in the Toga Capital in February 2018 (effective September 18, 2018). Mr. Toh obtained a Bachelor of Engineering Electronics degree in Telecommunications, with distinction, from the Multimedia University in Melaka, Malaysia in 2007. Telecommunications engineering is a branch of engineering that combines the disciplines of electronics, communications, and computer science to design, develop, improve, and maintain telecommunications systems. Mr. Toh also received his MBA from Melbourne University and Doctorate from London School of Economics (LSE) in 2018. We believe that Mr. Toh is qualified to serve on our Board because of his knowledge of our current operations and his vision for the Company, in addition to his education, business and marketing experiences described above.

Alexander D. Henderson, Chief Financial Officer, Secretary, Treasurer, and Director

Alexander D. Henderson has served as our Chief Financial Officer, Secretary, and Treasurer, since February 12, 2019, and as a member of our Board since July 18, 2019. Mr. Henderson is a finance and accounting professional with 30 years of experience. From October 2016 to November 2018, Mr. Henderson served as the Chief Financial Officer of Cingular Staffing, Inc. in Fullerton, California. From August 2015 to October 2016, Mr. Henderson was an executive, financial, and operational business consultant, working with entrepreneurs and their start-ups and small private companies in their efforts to become publicly traded, including preparation of financial statements to be in compliance with the U.S. Generally Accepted Accounting Principles (“GAAP”), as well as prepared financial projections and business plans to obtain private financing for such companies. From January 2013 to October 2015, Mr. Henderson was the Chief Financial Officer and a member of the board of directors of Motivating the Masses, Inc. Mr. Henderson assisted in taking the company public. In 1998, Mr. Henderson obtained a Bachelor of Science in Finance from National University and, in 2004, obtained a Master of Business Administration degree with a concentration in e-Business, also from National University. We believe that Mr. Henderson is qualified to serve on our Board because of his experience as a Chief Financial Officer and director of various public and privately held companies, his extensive accounting and financial experience, and his executive level experience with respect to implementing policies and procedures to comply with internal and external stakeholders’ reporting requirements.

Steve Tan See Kuy, Group General Manager – TOGL Technology

Steve Tan See Kuy has served as the Group General Manager of our wholly-owned subsidiary, TOGL Technology since December 2017. In this role, Mr. Tan is responsible for formulating overall strategy and establishing policies for TOGL Technology. From August 2016 to August 2017, Mr. Tan served as the Chief Executive Officer, President, Chief Financial Officer, and a director of VW Win Century, Inc., an SEC reporting company. From June 2010 to July 2016, Mr. Tan served as Chief Executive Officer of Glo Holdings Inc., located in Irvine, California. Mr. Tan obtained a Doctorate degree in Business Administration from the Midwest Missouri University in 2007, and received a Diploma in Marketing from the Royal Institute of Marketing in England in 1978.

Roy Lim Jun Hao, Deputy Executive Officer – TOGL Technology

Roy Lim Jun Hao has served as the Deputy Executive Officer of TOGL Technology since November 2019. In his role as Deputy Executive Officer, Mr. Lim leads the business development department in marketing activities, namely in increasing the number of downloads of the Yippi App, the daily active Yippi users, and monthly active Yippi users. Previously, Mr. Lim was a member of our Board from June 2018 until July 2019. Prior to that, Mr. Lim was the Chief Executive Officer of Toga Chat Academy, a training system for direct marketing independent sales agents, from January 2018 to October 2019. From February 2015 to April 2018, Mr. Lim served as the Chief Operating Officer and a director of Toga Capital; Mr. Lim ceased being affiliated with Toga Capital when he resigned his positions and sold all of his ownership in Toga Capital in February 2018 (effective September 18, 2018). Mr. Lim has been working as marketing executive since he graduated from high school in 2007. Mr. Lim has a variety of experience in marketing from small and medium enterprises to large enterprises across a variety of industries, including food and beverage, advertisement, telecommunication, information technology, and apparel.

Edward Ng Boon Chee, Chief Operating Officer – TOGL Technology

Edward Ng Boon Chee has served as the Chief Operating Officer of TOGL Technology since April 2018. In this role, Mr. Ng oversees the day-to-day administrative and operational functions of TOGL Technology. Previously, Mr. Ng served as the Chief Management Officer of TOGL Technology, from January 2018 to March 2018. Mr. Ng also served as a member of our Board from June 2018 until July 2019. Prior to serving on our board, from December 2015 to May 2018, Mr. Ng served as the Chief Management Officer of Toga Capital. From 2014 to 2015, Mr. Ng was an executive administrator for Leroy International in Kuala Lumpur, Malaysia. From 2012 to 2013, Mr. Ng was an executive administrator with Gen Five Global. Mr. Ng obtained both a Bachelor of Arts degree in Marketing in 2013, and a Master’s in Business Administration degree in 2015, from the University of Hertfordshire.

William Liew Choon Fook, Former Secretary and Director

Mr. Liew served as our Secretary, beginning on August 29, 2017, and a member of our Board beginning on June 14, 2018, until his resignation from both position on July 18, 2019. In September 2017, Mr. Liew was also elected to the board of directors of our wholly owned subsidiary, TOGL Technology. Beginning in December 2016, Mr. Liew was also a director and Vice President of Operations of TogaChat Academy Philippines Inc. (except for the prior relationship with Liew Choon Fook, we do not have and have not had a direct or indirect relationship with TogaChat Academy Philippines Inc.). From January 1996 to August 2016, Mr. Liew founded and was the sole proprietor of Megawin Consultancy Services in Kuala Lumpur, Malaysia. In 1970, Mr. Liew received a Malaysian Certificate of Education from the Technical Institute in Penang, Malaysia. In 1972, Mr. Liew received a Higher School Certificate and University Entrance from Selwyn College in Auckland, New Zealand. In 1976, Mr. Liew received a Bachelor of Engineering (Electronics Engineering) Honors from University of Auckland, New Zealand.

Iain Bratt, Director

Iain Bratt has served as one of our directors since July 18, 2019, and also serves on our Audit Committee (as Chair), Compensation Committee, and Nominating and Corporate Governance Committee. Beginning in June 2020, Mr. Bratt was appointed the Executive Vice President and Chief Operating Officer of the Social Networking Association, a United States-based international non-profit organization, created to promote the usage of social media within the sales industry. Since August 2018, Mr. Bratt has served as Co-Founder and Chief Operating Officer of Social Point of View LLC (“SPV”) in Scottsdale, Arizona, a software based social media platform built to grow independent contractors’, small business’, brands’ and companies’ customer bases. From January 2016 to July 2018, Mr. Bratt was engaged as a freelance consultant, providing C-level expertise in the fields of operations and finance to direct sales and traditional businesses. From February 2015 to December 2015, Mr. Bratt served as the Chief Executive Officer for the United States, Canada, Mexico, and Brazil divisions of Lyoness Americas, Inc., an international shopping network in Miami, Florida, with 6 million members in over 40 countries and 27 languages, offering cashback and shopping points to members and marketing support to small business clients. From May 1999 to November 2014, Mr. Bratt served as the Executive Vice President and Chief Financial Officer of Doctor’s Signature Sales and Marketing International Corp., doing business as LifeForce International (“LifeForce”), a family owned nutritional products manufacturer and direct sales company located in Poway, California. Mr. Bratt presided over all of LifeForce’s operations, including revenue generation, recognition, and growth. Mr. Bratt was educated in the United Kingdom. He was a Member of the Association of Accounting Technicians (“AAT”) from 1984 to 1989 at West Bromwich College of Commerce & Technology England, which is the U.S. equivalent of a Bachelor of Science degree in accounting. Mr. Bratt obtained the designation of Fellow AAT in 1998, which is the U.S. equivalent of 150 hours of professional advancement in advanced accounting, in addition to five years of professional experience. We believe that Mr. Bratt is qualified to serve as one of our directors because of his extensive financial, accounting, and management experience.

Jim Lupkin, Director

Jim Lupkin has served as one of our directors since July 18, 2019, and also serves on our Audit Committee, Compensation Committee (Chair), and Nominating and Corporate Governance Committee. In addition to serving as a member of our Board, since August 2018, Mr. Lupkin served as the Chief Executive Officer of SPV. SPV offers a software-based social media platform built to grow independent contractors’, small businesses’, brands’, and companies’ customer bases by using organic strategies across social media platforms. From August 2014 to July 2018, Mr. Lupkin was a consultant, providing social media training and advice on social media advertisement and coaching to independent contractors, small businesses, brands, and companies. From February 2016 to July 2016, Mr. Lupkin served as an executive officer of Yevo International LLC, in which role he was responsible for leading the social media initiatives for the company and its consultants across five countries. From January 2013 until August 2014, Mr. Lupkin was the Social Media Director of Zurvita Holdings, Inc. (“Zurvita”), a direct sales company that sells wellness products. Mr. Lupkin is a 25-year veteran of the social media industry. His book, Network Marketing for Facebook, is an Amazon bestseller. We believe that Mr. Lupkin is qualified to serve as one of our directors because of his extensive knowledge and background in social media, which we believe is beneficial with our continued development and marketing of our mobile application, the “Yippi App.”

Shemori BoShae Guinn, Director

Shemori BoShae Guinn has served as one of our directors since July 18, 2019, and also serves on our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee (Chair). Ms. Guinn is an international business development consultant with more than twelve years of experience working with clients to expand their global reach and fulfill their business objectives. Ms. Guinn specializes in development of strategic partnerships, creating digital marketing campaigns, and organizing public relations events. From December 2016 to February 2019, she served as the Chief Experience Officer at 1ParkPlace, Inc., in which role she developed the client base for a new real estate technology. From April 2016 to December 2016, Ms. Guinn worked in corporate development, introducing potential strategic partnerships and creating presentations for The EMCO Hanover Group. From January 2014 to March 2016, Ms. Guinn curated content and created video on demand distribution channels as Vice President of Business Development for an international record label, DJ Central, based in Australia. From January 2013 to January 2014, she was an Executive Producer developing documentaries and producing promotional events for the Century City Film Fund. Ms. Guinn graduated with honors and obtained a Bachelor of Arts degree in Corporate Communication from the University of Central Oklahoma in 2008. We believe that Ms. Guinn is qualified to serve as one of our directors because we believe her extensive experience in marketing and business development will assist us with the continued business development and growth of both our social media and direct sales businesses.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). We are required to disclose delinquent filings of reports by such persons.

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended July 31, 2019 and 2020, except as follows:

Delinquent Reports for Fiscal Year ended July 31, 2019

(i) Mr. Toh failed to report two transactions on time on two Form 4s; (ii) Mr. Tan failed to report two transactions on time on two Form 4s; (iii) Mr. Lim failed to report three transactions on time on three Form 4s; (iii) Mr. Ng failed to report five transactions on time on five Form 4s; (iv) Mr. Liew failed to report two transactions on time on two Form 4s; (vii) Mr. Henderson failed to report two transactions on time on two Form 4s; and (viii) Mr. Goh failed to file a Form 4 reflecting the disposition of 62,700 shares of our Common Stock on October 1, 2019.

In addition, we believe that Agel, who was a related party (as more fully set forth in “Related Party Transactions”) held approximately 10% of the Company for two weeks during the fiscal year ended July 31, 2019. Agel did not file any Section 16(a) reports during such time.

Delinquent Reports for Fiscal Year ended July 31, 2020

(i) Mr. Toh failed to report one transaction on time on a Form 4; (ii) Mr. Lim failed to report one transaction on time on a Form 4; (iii) Mr. Ng failed to report one transaction on time on a Form 4; (iv) Mr. Bratt failed to report four transactions on time on four Form 4s; (v) Ms. Guinn failed to report four transactions on time on four Form 4s; (vi) Mr. Lupkin failed to report four transactions on time on four Form 4s; (vii) Mr. Henderson failed to report five transactions on time on five Form 4s; and (viii) Mr. Goh failed to report two transactions on time on two Form 4s. Mr. Goh also failed to file three Form 4s reflecting the disposition of 2,310,340 shares of our Common Stock on December 9, 2019; the disposition of 3,456,190 shares of our Common Stock on January 2, 2020; and the disposition of 31,500 shares of our Common Stock on February 3, 2020.

Corporate Governance

Prior to June 2020, although we had an Audit Committee, we did not have a Compensation Committee or a Nominating and Corporate Governance Committee. In June 2020 we adopted a code of ethics and a complete set of corporate governance charters and formalized our committees.

Code of Ethics

On June 10, 2020, our Board approved and adopted a Code of Ethics and Business Conduct for Directors, Senior Officers, and Employees (our “Code of Ethics”) that applies to all of our directors, officers and employees, as well as a Code of Ethics for Financial Officers, which supplements the Code of Ethics as it relates to the activities of our Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Corporate Controller (our “Senior Financial Officer Code”). Our Code of Ethics and Senior Financial Officer Code address such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; protection and proper use of our assets; and reporting suspected illegal or unethical behavior. Our Code of Ethics and Senior Financial Officer Code are available on our website at https://togalimited.com/corporate-governance/.

Audit Committee and Audit Committee Financial Expert

On June 10, 2020, our Board amended and restated the charter (the “Audit Committee Charter”) to govern the Audit Committee (our “Audit Committee”). Currently, Mr. Bratt (Chair), Ms. Guinn, and Mr. Lupkin serve as members of our Audit Committee and our Board has determined that each meets the independence requirements of The New York Stock Exchange (“NYSE”) and the SEC. Our Board has also determined that Mr. Bratt qualifies as an “audit committee financial expert.” The Audit Committee’s responsibilities include, among others, engaging and terminating our independent registered public accounting firm, oversight of the independent registered public accounting firm, and determining the compensation for their engagement(s). Our Audit Committee met twice, including telephonic meetings, during fiscal 2020. All three members attended 100% of the Audit Committee meetings following their respective appointments. The independent directors joined the Company in July 2019.  The Audit Committee was established shortly thereafter and reviewed the Company’s 10K and Audit prior to its annual filing. The Audit Committee Charter can be found online at https://togalimited.com/corporate-governance/.

Compensation Committee

Subsequent to the end of fiscal 2019, on June 10, 2020, our Board formally established the Compensation Committee (our “Compensation Committee”) and approved and adopted a charter (the “Compensation Committee Charter”) to govern our Compensation Committee. Currently, Mr. Lupkin (Chair), Ms. Guinn, and Mr. Bratt serve as members of our Compensation Committee and our Board has determined that each meets the independence requirements of the NYSE and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Compensation Committee’s responsibilities include overseeing the compensation of our executives, producing an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advising our Board on the adoption of policies that govern our compensation programs. Our Compensation Committee did not meet during fiscal 2020. The Compensation Committee Charter may be found online at https://togalimited.com/corporate-governance/.

Nominating and Corporate Governance Committee

Subsequent to the end of fiscal 2019, on June 10, 2020, our Board formally established the Nominating and Corporate Governance Committee (the “Nominating Committee”) and approved and adopted a charter (the “Nominating Committee Charter”) to govern our Nominating Committee. Currently, Ms. Guinn (Chair), Mr. Lupkin, and Mr. Bratt serve as members of our Nominating Committee and our Board has determined that each meets the independence requirements of the NYSE and the SEC. The Nominating Committee carries out the responsibilities delegated by our Board relating to our director nominations process and procedures, and developing, maintaining, and monitoring compliance with our corporate governance policies, guidelines, and activities. Our Nominating Committee did not meet during fiscal 2020. The Nominating Committee Charter may be found online https://togalimited.com/corporate-governance/.

Orientation and Continuing Education

We have an informal process to orient and educate new directors to our Board regarding their role on our Board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a member of our Board.

Our Board provides limited continuing education for its directors; however, each director is responsible for maintaining the skills and knowledge necessary to meet his or her obligations as a director.

Nomination of Directors

Effective July 14, 2020, we adopted the Amended and Restated Bylaws (our “Bylaws”), which provide, among other things, an advance notice requirement for director nominations by stockholders. In accordance with our Bylaws, a stockholder may nominate a director is as follows: (i) in the case of the nomination of a director for election at an annual meeting, by delivery of a notice to our Secretary not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting (provided, however, that if the annual meeting date is more than 30 days before or more than 70 days after anniversary date of the prior year’s annual meeting or the 10th day following the day on which the public announcement of the meeting date is first made by us); or (ii) in the case of the nomination of a director for election at a special meeting, by delivery of a notice to our Secretary not earlier than 120 days prior to such special meeting and not later than 90 days prior to such special meeting, or the 10th day following the day on which a public announcement is first made of the date of the special meeting and of the nominees proposed by our Board to be elected at such meeting.

If a stockholder wishes to nominate a director for election at the 2021 annual stockholders’ meeting the stockholder must give advance notice to us prior to the deadline for such meeting determined in accordance with our Bylaws. Our Bylaws require, among other things, that our Secretary receive written notice from the stockholder of record of his, her, or its intent to present such nomination not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the anniversary of the preceding year’s annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by us, which we consider a reasonable time for such submission before we begin printing and delivering our proxy materials for the next annual meeting. We did not hold an annual stockholders’ meeting in fiscal 2020 and have not yet set a date for our 2021 stockholders’ meeting. When we set this meeting date, we intend to publicly announce the meeting date and the corresponding deadline. All nominations must comply with our Bylaws.

We may request from the recommending stockholder or recommending stockholder group such other information as may reasonably be required to determine whether each person recommended by a stockholder or stockholder group as a nominee meets the minimum director qualifications established by our Board and is independent based on applicable laws and regulations. The Nominating Committee may also establish procedures, from time to time, regarding submission of candidates by stockholders and others.

We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these or other applicable requirements.

Other Board Committees

Our Audit Committee, Compensation Committee, and Nominating Committee are currently the only committees of our Board.

Assessments

Our Board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at Board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. However, due to our stage of development and our need to deal with other urgent priorities, our Board has not yet implemented such a process of assessment.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended July 31, 2019; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2019.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended July 31, 2019.

The amounts disclosed below have been presented in U.S. dollars by converting the amounts from Malaysian Ringgit at the exchange rate as of July 31, 2018 and 2019.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Toh Kok Soon	2018	239,331		-	-	-		239,331
Chairman of our Board, Chief Executive Officer	2019	415,000		1,033,899		-		1,448,985

Alex Henderson	2018	-		-		-	-	-
Chief Financial Officer, Secretary, Treasurer, and a Director	2019	66,000			1,061,017	-	-	172,102

Steve Tan See Kuy	2018	34,846		-	-		-	34,846
Group General Manager and a Director	2019	58,104	5,246	2,495,337	-	-	-	2,558,687

_________

(1)

For valuation purposes, the dollar amount shown is calculated based on the grant date fair value computed in accordance with FASB ASC Topic 718. The number of shares granted, the grant date, and the market price of such shares are set forth below.

(2)

For valuation assumptions on stock option awards, refer to Note 6 to the audited consolidated financial statements for the year ended July 31, 2019. The disclosed amount reflects the fair value of the stock option awards that were earned during fiscal 2019 in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Michael Toh Kok Soon

During the fiscal year ended July 31, 2019, we paid a base salary of approximately $415,000 to Michael Toh Kok Soon, our Chairman, Chief Executive Officer, and President. During the fiscal year ended July 31, 2018, we paid a base salary of $239,331 to Mr. Toh.

We issued the following stock-based compensation to Mr. Toh during fiscal 2019:

Grant Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
February 22, 2019	63,051	$9.00	$567,459
May 28, 2019	50,700	$9.20	$466,440

We did not issue any stock-based compensation to Mr. Toh during fiscal 2018.

Alexander D. Henderson

Employment Agreements

On February 8, 2019, the start date of Alexander Henderson’s employment with us, we entered into an Executive Agreement with Mr. Henderson (the “Original Agreement”), setting out his monthly base salary of $10,000 per month, plus the issuance of options to purchase up to 60,000 shares of our Common Stock, on a cashless basis, at an exercise price of $0.20 per share. One-third of shares of our Common Stock underlying the options vested every thirty days, and all of the options were set to expire on the second anniversary of the date of the Original Agreement. The initial term of the Original Agreement was three months.

On May 1, 2019, we entered into an Amended and Restated Executive Agreement (the “Second Agreement”), which amended and restated the Original Agreement in its entirety to extend the term of Mr. Henderson’s employment until April 30, 2020. Pursuant to the Second Agreement, Mr. Henderson’s monthly base salary was increased to $12,000, and Mr. Henderson provided that every 90 days, we would grant Mr. Henderson options to purchase up to an additional 60,000 shares of our Common Stock, with one-third of the options vesting every thirty days. All of the options were set to expire on the second anniversary of the date of the Second Agreement.

On August 1, 2019, we entered into a new Executive Agreement with Mr. Henderson (the “Third Agreement”). The Third Agreement provided for an employment term until July 31, 2020 and increased Mr. Henderson’s monthly basis salary to $15,000 per month. Pursuant to the Third Agreement, we granted to Mr. Henderson, on a quarterly basis during the term of the Third Agreement, options to purchase up to 60,000 shares of our Common Stock on a cashless basis, at an exercise price of $0.20 per share. One-third of the shares of our Common Stock underlying the options vested every thirty days, and all of the options were set to expire on the second anniversary of the date of the Third Agreement.

On August 1, 2020, we entered into a new Employment Agreement with Mr. Henderson (the “Fourth Agreement”). The Fourth Agreement extended the term of Mr. Henderson’s employment through July 31, 2022, with an automatic renewal on the same terms and conditions for successive one-year terms. The Fourth Agreement provides for a monthly base salary of $15,000 per month and for the quarterly grant of options to purchase up to 60,000 shares of our Common Stock on a cashless basis, at an exercise price of $0.20 per share, until such time as we adopted the Plan. The Plan was approved by our stockholders on September 9, 2020. Following such date, Mr. Henderson will be eligible to receive equity awards pursuant to the Plan as determined by the Compensation Committee, in its discretion. In the event of termination without cause or resignation for good reason, certain severance benefits will be paid to Mr. Henderson, including: a lump sum payment in an amount equal to his salary for the remainder of his service term (or six months, whichever is longer); a grant of equity awards, vested immediately, with a value approximately equivalent to the lump sum paid in the prior clause; and accelerated vesting of any equity awards previously granted in accordance with the Plan. Mr. Henderson’s employment agreement also contains certain restrictive covenants that prohibit him from disclosing information that is confidential to us and our subsidiaries.

Compensation

During the fiscal year ended July 31, 2019, we paid a base salary of $66,000 to Alexander D. Henderson, our Chief Financial Officer, Secretary, Treasurer, and a Director. Mr. Henderson’s employment commenced in February 2019; thus, we did not pay Mr. Henderson any compensation during fiscal 2018.

During the year ended July 31, 2019, we granted Mr. Henderson options to purchase up to 120,000 shares of our Common Stock at an exercise price of either $0.20 or $0.40 per share. The options were issued quarterly and were subject to a vesting schedule of one-third of the options vesting every 30 days. The value of the options was $1,061,017 based on the Black-Scholes-Merton model. These options were subsequently subject to 10:1 reverse stock split approved and adopted by our Board on April 24, 2019; thus, following the reverse stock split, the options became exercisable for up to 12,000 shares of our Common Stock.

During the year ended July 31, 2020, we granted Mr. Henderson options to purchase up to 6,792 shares of our Common Stock at an exercise price of $0.20 per share. The options were granted over the first and second quarters, with one-third of the options vesting every 30 days. The value of the options was $88,059 based on the Black-Scholes-Merton model.

On March 25, 2020, we redeemed stock options to purchase up to 18,792 shares of our Common Stock from Mr. Henderson (representing a portion of the stock options previously granted to Mr. Henderson in the years ending July 31, 2019 and 2020), for an aggregate purchase price of $156,537.

After this redemption, and during the year ended July 31, 2020, we granted Mr. Henderson options to purchase up to 12,461 shares of our Common Stock at an exercise price of $0.20 per share. The aggregate value of the options was $134,855 based on the Black-Scholes-Merton model.

Steve Tan See Kuy

During the fiscal year ended July 31, 2019, we paid base salary of $58,104 and a cash bonus of $5,246 to Steve Tan See Kuy, our Group General Manager. During the fiscal year ended July 31, 2018, the Company paid a salary of $34,846 to Mr. Tan.

During the fiscal year ended July 31, 2019, we issued an aggregate of 275,593 shares of our Common Stock as stock-based compensation valued at $2,495,337 (we issued 200,593 shares of our Common Stock on February 22, 2019, when the price per share was $9.00 as reported by the OTCM on the grant date, and we issued 75,000 shares on May 28, 2019, when the price per share was $9.20 as reported by the OTCM on the grant date).

Employment Agreements

Other than the Fourth Agreement as described above under the section titled “Alexander D. Henderson – Employment Agreements,” we are not a party to any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

Except as disclosed below did not have any option awards or stock awards outstanding as of July 31, 2019.

	Option Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(e) Option Exercise Price ($)	Vesting Schedule	(f) Option Expiration Date
Alexander Henderson (1)	8,729	0	0.20	1/3 every 30 days	August 1, 2021
	3,732	0	0.20	1/3 ever 30 days	August 1, 2021

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the Fourth Agreement with Mr. Henderson, we do not have any contracts, agreements, plans, or arrangements, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Summary Compensation Table

Because our “independent” members of the Board (as such term is defined by Nasdaq) were appointed on July 18, 2019, the table below summarizes the compensation paid to (or will be paid per the agreements) to both our prior directors, who were also employees, as well as our non-employee directors, for the fiscal year ended July 31, 2019:

Name (5)	Salary ($)	Bonus ($)	Stock awards ($) (1)	Option awards ($) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Roy Lim Jun Hao (3)			174,124					174,124
Edward Ng Boon Chee (3)	115,421	10,350	863,978					989,749
William Liew Choon Fook (3)
Shemori BoShae Guinn (4)	4,000	-	-	-	-	-	-	4,000
Iain Bratt (4)	4,000	-	-	-	-	-	-	4,000
Jim Lupkin (4)	4,000	-	-	-	-	-	-	4,000

______________

(1)

For valuation purposes, the dollar amount shown is calculated based on the grant date fair value computed in accordance with FASB ASC Topic 718. The number of shares granted, the grant date, and the market price of such shares are set forth below.

65

(2)

For valuation assumptions on stock option awards, refer to Note 6 to the audited consolidated financial statements for the year ended July 31, 2019. The disclosed amount reflects the fair value of the stock option awards that were earned during fiscal 2019 in accordance with FASB ASC Topic 718.

(3)	M ssrs. Lim, Ng and Liew resigned as members of our Board on July 18, 2019.

(4)	Our Independent Directors, Ms. Guinn Messrs. Bratt and Lupkin became members of our Board on July 18, 2019.

(5)

Mr. Steve Tan See Kuy served as a director until July 18, 2019. Messrs. Michael Toh Koh Soon and Alexander Henderson are current directors. Messrs . Tan, Toh, and Henderson are also named executive officers for the year ended July 31, 2019. Accordingly, all of the compensation paid by us to each named executive officer is reflected in the Summary Compensation Table above.

Narrative Discussion on Director Compensation

Prior to the engagement of our current Independent Directors, the following directors served on our Board: Steve Tan See Kuy, Roy Lim Jun Hao, Edward Ng Boon Chee and William Liew Choon Fook. For the fiscal year ending July 31, 2019, we did not pay any cash fees to our then-current directors, nor did we pay directors’ expenses for attending board meetings. The compensation paid to former employee directors in their roles as executive officers (Steve Tan See Kuy, Roy Lim Jun Hao, Edward Ng Boon Chee and William Liew Choon Fook (Mr. Liew is no longer one of our employees)) is set forth above in the Director Summary Compensation Table.

Roy Lim Jun Hao

During the fiscal year ended July 31, 2019, we paid no cash compensation to Mr. Lim, and issued an aggregate of 19,240 shares of our Common Stock as stock-based compensation valued at $174,124 (we issued 14,421 shares of our Common Stock on February 22, 2019, when the price per share was $9.00, as reported by the OTCM on the grant date, and we issued 4,819 shares on May 28, 2019, when the price per share was $9.20, as reported by the OTCM on the grant date).

Edward Ng Boon Chee

During the fiscal year ended July 31, 2019, we paid a base salary of approximately $105,453 and a cash bonus of approximately $4,847 to Edward Ng Boon Chee.

On February 22, 2019, we issued 56,552 shares of our Common Stock as stock-based compensation valued at $508,968, based on a per-share price of $9.00 as reported by the OTCM on the grant date. On May 28, 2019, we issued 38,588 shares of our Common Stock as stock-based compensation valued at $355,010, based on a per-share price of $9.20 as reported by the OTCM on the grant date.

William Liew Choon Fook

During the fiscal year ended July 31, 2019, we paid wages of $252 to Mr. Liew, and issued 3,623 shares of our Common Stock as stock-based compensation valued at $32,909.00 (we issued 2,113 shares of our Common Stock on February 22, 2019, when the price per share was $9.00, as reported by the OTCM on the grant date, and we issued 1,510 shares on May 28, 2019, when the price per share was $9.20, as reported by the OTCM on the grant date).

Iain Bratt; Jim Lupkin; Shemori BoShae Guinn

Before Iain Bratt, Jim Lupkin, and Shemori BoShae Guinn, the independent members of our Board, officially became members of our Board, we paid each an introductory cash appearance fee of $4,000 on June 21, 2019. On August 1, 2019, we agreed to provide to each independent director: (a) cash compensation in the amount of $3,000 per fiscal quarter, with anyone serving as chairperson of any of the Board Committees receiving an additional $1,000 per quarter; and (b) at the end of each fiscal quarter, such number of shares of our Common Stock that have a market value of $1,500 determined by using the average closing bid price of our Common Stock during each trading day of the last thirty (30) trading day period immediately preceding the end of the applicable fiscal quarter.

Pursuant to our agreements with the independent directors, we issued to each of them:

•	105 shares of our Common Stock for the quarter ended October 31, 2019 (at $14.28 per share);

•	113 shares of our Common Stock for the quarter ended January 31, 2020 (at $13.35 per share);

•	280 shares of our Common Stock for the quarter ended April 30, 2020 (at $5.35 per share); and

•	127 shares of our Common Stock for the quarter ended July 31, 2020 (at $11.81 per share).

We also paid consulting fees of $15,000 to Ms. Guinn for marketing research services during October, November and December 2019.

We paid fees of approximately $24,000 to SPV for advertising, promotion and referral services.to SPV Since August 2019, Mr. Bratt served as Co-Founder and Chief Operating Officer of SPV, and  Mr. Lupkin served as Chief Executive Officer of SPV.

On January 1, 2020, we entered into a Service Agreement (the “SNA Service Agreement”) with Social Networking Association (“SNA”), whereby SNA agreed to present ten-minute multi-media presentations about us to 1,000 individuals over a period of 90 days. We agreed to pay SNA an aggregate of $30,000 in three installments of $10,000 payable on January 1, February 1, and March 1, 2020. SNA is directed by Jim Lupkin, a member of our Board. Mr. Lupkin was in charge of performing services on behalf of SNA under the SNA Service Agreement. Beginning in June 2020, Mr. Bratt, another member of our Board, was appointed the Executive Vice President and Chief Operating Officer of SNA.

Beginning in fiscal 2021, we will increase the cash compensation for the Independent Directors to $6,000 on a quarterly basis (the quarterly stock compensation will remain the same).

Risk Assessment in Compensation Programs

During fiscal 2019, we paid compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 28, 2021, certain information with respect to the beneficial ownership of shares of our Common Stock by (i) each of our directors (including director nominees), (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent Owned (%)(2)
Michael Toh Kok Soon c/o Toga Limited, 515 S. Flower Street 18th Floor, Los Angeles, CA 90071	Common Stock	24,227,546	26.62%

Alexander Henderson c/o Toga Limited, 515 S. Flower Street 18th Floor, Los Angeles, CA 90071	Common Stock	0	*

Iain Bratt c/o Toga Limited, 515 S. Flower Street 18th Floor, Los Angeles, CA 90071	Common Stock	774	*

Jim Lupkin c/o Toga Limited, 515 S. Flower Street 18th Floor, Los Angeles, CA 90071	Common Stock	774	*

Shemori BoShae Guinn c/o Toga Limited, 515 S. Flower Street 18th Floor, Los Angeles, CA 90071	Common Stock	774	*

Edward Ng Boon Chee c/o Toga Limited, 515 S. Flower Street 18th Floor, Los Angeles, CA 90071	Common Stock	691,068	*

All executive officers and directors as a group (8 persons) (3) (4)	Common Stock	30,214,199	33.19%

___________

* Represents less than 1%.

(1)

Except as otherwise indicated, we believe that the beneficial owners of the shares of our Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of Common Stock is based on 91,013,640 shares of our Common Stock being issued and outstanding as of January 18, 2021.

(3)

Includes Steve Tan See Kuy and Roy Lim Jun Hau, as well as the other listed directors and named executive officers. It does not include Williem Liew Choon Fook, who resigned as corporate secretary and director on July 18, 2019.

(4)	This beneficial ownership table is current as of January 28, 2021.

Change-in-Control Arrangements

We do not know of any arrangements, which may, at a subsequent date, result in a change-in-control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full Board (other than any interested director) for approval, and documented in the Board minutes.

Other than as disclosed below, we have had no related party transactions since the beginning of August 1, 2019. For the sake of clarity, we have also included certain related party transactions from 2017 to August 1, 2019.

Agreements with our Founders, Early Stockholders and Executive Officers

On October 1, 2018, we entered into a subscription agreement with Edward Ng Boon Chee, whereby Mr. Ng (a member of our Board from June 14, 2018 to July 18, 2019, and the Chief Operating Officer of TOGL Technology since April 2018) agreed to purchase 286,095 shares of our Common Stock at a subscription price of $7.50 per share, for an aggregate purchase price of $2,145,716, which was paid for in 330 Bitcoins. The agreed per-share purchase price was slightly greater than the market per-share price measured on the day before closing as reported by the OTCM (which was $7.20 on September 28, 2018).

Agreements with Toga Capital

Until the beginning of 2018, Messrs. Toh, Lim, and Goh, controlling stockholders of ours, were also the controlling stockholders of Toga Capital, and such controlling stockholders also held director and executive officer positions in both entities during that time). Messrs. Toh, Lim, and Goh owned Toga Capital from February 17, 2015 to February 26, 2018, when they sold 100% of their ownership to an unaffiliated third-party. Mr. Toh, our Chief Executive Officer, President, and director, served as a director and officer of Toga Capital from February 17, 2015 until February 26, 2018. Mr. Lim, our former director and the current Deputy Executive Officer of TOGL Technology, served as a director and officer of Toga Capital from February 17, 2015 until April 18, 2018. Except for these overlaps, we have not had any direct or indirect control over, or have been controlled by, Toga Capital in more than two years.

In 2017, we contemplated acquiring Toga Capital and during such period, we were advanced expenses by, used the services of certain employees of, and shared office space with Toga Capital. When it became clear that the acquisition would not be completed, the funds advanced by Toga Capital were accounted for as outstanding debt obligation to Toga Capital on our books.

On October 31, 2017, after abandoning the potential acquisition, we entered into a subscription agreement with Toga Capital (the “Toga Capital Subscription Agreement”). Pursuant to the Toga Capital Subscription Agreement, we offered Toga Capital the option to purchase up to 120,000,000 shares of our Common Stock, which would represent up to 12% of our then-authorized shares, at a purchase price of $0.10 per share (for an aggregate purchase price of $12 million), at any time prior to August 31, 2020. Funds provided to us pursuant to this private placement were to be used for our general operating expenses. The shares were to be issued to Toga Capital as payment was received. Because of the overlap between management of both entities at the time the Toga Capital Subscription Agreement was entered into, it was treated as a related party transaction.

Between November 2017 and August 2018, Toga Capital acquired an aggregate of 12,324,758 shares of our Common Stock pursuant to the Toga Capital Subscription Agreement at a purchase price of $0.10 per share, of which 6,324,758 shares were issued for the cancellation of $632,475 of debt, and 6,000,000 shares were issued for $600,000 of cash. Toga Capital did not remit the balance of the remaining $10,767,907, and we did not issue the balance of the 107,675,242 shares of our Common Stock potentially purchasable under the Toga Capital Subscription Agreement. No sales under the Toga Capital Subscription Agreement have occurred since August 2018.

Toga Capital was in the business of engaging agents to sell certain products through direct marketing efforts. Between January 2018 and August 2018, Toga Capital transferred 12,324,486 shares of our Common Stock to its agents, leaving Toga Capital with a balance of 272 shares. The agents received the shares of our Common Stock in lieu of commission fees for services provided to Toga Capital at a price of $0.10 per share. On July 10, 2019, two stockholders transferred 290,000 shares back to Toga Capital to correct prior errors. Subsequently, on August 22, 2019, Toga Capital transferred its entire remaining balance of 290,272 shares to Agel; thus, Toga Capital currently holds no shares of our Common Stock.

Toga Capital and we mutually agreed to terminate the Toga Capital Subscription Agreement, effective May 31, 2020. Subsequent to May 31, 2020, we believe that Toga Capital is no longer deemed to be a related party.

Agreements with Agel

On May 7, 2018, we entered into a subscription agreement with Agel, pursuant to which we offered Agel the option to purchase up to 107,675,242 shares of our Common Stock at a subscription price of $0.20 per share for an aggregate purchase price of $21,535,048, which subscription agreement was amended and restated in its entirety on March 18, 2019 so that the subscription price per share was adjusted to the “Market Price” (defined as the five-day closing bid price of our Common Stock as reported by the OTCM) (as amended and restated, the “Agel Subscription Agreement”). Funds provided to us pursuant to this private placement were to be used for our general operating expenses. The shares were to be issued to Agel as payment was received.

In July 2018, Agel entered into an Assignment and Assumption Agreement with Toga Capital, whereby Agel, which was also in the business of engaging agents to sell certain of our products through direct marketing efforts, agreed to assume Toga Capital’s obligations with respect to allowing agents in a direct marketing network to receive the shares of our Common Stock, in lieu of commission fees for services provided to Toga Capital, at a price of $0.10 per share.

Agel purchased an aggregate of 21,639,713 shares of our Common Stock pursuant to the Agel Subscription Agreement for an aggregate amount of $5,302,000 as follows:

•	As memorialized in the subscription agreement between Agel and us dated May 7, 2018, between March 23, 2018 and March 18, 2019, Agel purchased 12,846,812 shares of our Common Stock for an aggregate of $2,569,358 in cash at a purchase price of $0.20 per share;

•	Between December 26, 2018 and February 22, 2019, Agel purchased 8,686,113 shares of our Common Stock for an aggregate of $1,737,142 in Bitcoins at a purchase price of $0.20 per share;

•	On March 18, 2019, Agel purchased 11,072 shares of our Common Stock for $97,436 in Bitcoins at a purchase price of $8.80 per share;

•	On May 9, 2019, Agel purchased 88,194 shares of our Common Stock for $829,025 in Bitcoins at a purchase price of $9.40 per share; and

•	On July 24, 2019, Agel purchased 7,521 shares of our Common Stock for $69,039 in Bitcoins at a purchase price of $9.179 per share.

The shares of our Common Stock acquired on or after March 18, 2019 were acquired at a purchase price per share equal to the Market Price of our Common Stock on the date of purchase. No sales under the Agel Subscription Agreement have occurred since July 2019. However, on August 22, 2019, Agel received 290,272 shares from Toga Capital.

Agel was in the business of engaging agents to sell certain of our products through direct marketing efforts. Between August 2018 and August 2019, Agel transferred 21,642,932 shares of our Common Stock that it purchased to its agents. The agents received the shares of our Common Stock in lieu of commission fees for services provided to Agel at a price ranging between $0.10 and $0.30 per share. As of August 17, 2020, Agel holds a balance of 287,053 shares of our Common Stock.

Agel and we mutually agreed to terminate the Agel Subscription Agreement effective May 31, 2020.

Our wholly-owned subsidiary, TOGL Technology, entered into a General Service Agreement with Agel dated January 1, 2018, which was amended on March 31, 2018 (as amended, the “Agel Service Agreement”), whereby TOGL Technology agreed to provide certain information technology, graphic design, management consulting, and accounting and financial services to Agel in exchange for a monthly service fee based on a percentage of Agel’s monthly gross income derived from services provided by TOGL Technology. The Agel Service Agreement was terminated by mutual agreement on April 30, 2019.

On April 1, 2018, we entered into the Agel License Agreement with Agel, which was subsequently amended on August 1, 2019, which allows Agel to use the “Yippi” and “Eostre” trademarks for marketing purposes. As set forth in the Agel License Agreement, we granted Agel a non-exclusive, non-sublicensable, non-transferable license to reproduce and display the trademarks for certain promotional activities, merchandise, and events. As consideration for the license, Agel paid us a monthly fee in the amount of $20,000.

On May 1, 2019, TOGL Technology entered into the Yipps Agreement with Agel for the purchase and distribution of Yipps, points that can be used by the Yippi App users located in Malaysia.

Because of the Agel Subscription Agreement, the Agel Service Agreements, the Agel License Agreement, and the Agel Yipps Agreement entered into between the two entities, the two entities were deemed related party transactions.

During the year ended July 31, 2019, in connection with the Agel Service Agreement, the Agel License Agreement, and the Agel Yipps Agreement, TOGL Technology generated advertising revenue of approximately $0.2 million, information technology fee revenue of approximately $0.1 million, and management fee revenue from Agel of approximately $1.1 million. During the year ended July 31, 2019, the U.S.A. segment recognized management fee revenue of approximately $0.2 million from Agel. During the year ended July 31, 2018, TOGL Technology generated advertising revenue of approximately $0.1 million and management fee revenue of approximately $0.5 million from Agel Enterprises.

On May 31, 2020, we terminated the Agel License Agreement. Also, on May 31, 2020, Agel and we terminated the Agel Yipps Agreement. Subsequent to May 31, 2020, we believe that Agel is no longer deemed to be a related party.

Agreements with Tinnolab

On March 1, 2018, our wholly owned subsidiary, TOGL Technology, entered into a Yippi Mobile App Outsource Service & Maintenance Level Agreement with Tinnolab Sdn. Bhd. (“Tinnolab”), for development and information technology support in connection with the Yippi App on various mobile platforms, in exchange for payment of hourly fees of RM80.00 per hour (approximately $19 USD) invoiced monthly in connection with the work provided (the “Tinnolab Service Agreement”). The Tinnolab Service Agreement commenced on March 1, 2018, and automatically renewed for additional twelve-month terms until terminated. The Tinnolab Service Agreement was terminated on July 31, 2019.

From its founding on March 22, 2017 through September 12, 2018, Tinnolab was owned 50% by Toga Capital and 50% by Kayden Ong Swee Sin (“Mr. Ong”). During 2018, we paid Tinnolab 139,496.00MYR (approximately $33,479.00 USD), in connection with Tinnolab’s services. On September 12, 2018, Toga Capital transferred its 50% ownership in Tinnolab to TOGL Technology. On April 8, 2019, TOGL Technology transferred its 50% ownership in Tinnolab to Mr. Ong, leaving Mr. Ong with 100% of the ownership of Tinnolab from that date to the present. In connection with the Tinnolab Service Agreement, we paid Tinnolab 909,014.00MYR (approximately $218,163.00 USD) during 2019. We also paid Tinnolab 5,448.40MYR (approximately $1,307.00 USD) during 2020 in connection with improvements to the Yippi App and our website. In May 2019, Mr. Ong became an employee of ours, first as the Business Development Manager (from May 2019 to July 2019), then as the Corporate Development Officer (from August 2019 to January 2020), and currently as TOGL Technology’s Chief Corporate & Compliance Officer, since February 2020. Certain of our other employees also served as directors of Tinnolab from March 22, 2017 until their resignation on December 24, 2019.

Because of the overlap employees between us, our subsidiaries, and Tinnolab, the Tinnolab Service Agreement entered into between the two entities these are considered a related party transaction.

Agreements with Directors

We also paid consulting fees of $15,000 to Ms. Guinn for marketing research services during October, November and December 2019.

We paid fees of approximately $24,000 to SPV for advertising, promotion and referral services.to SPV Since August 2019, Mr. Bratt served as Co-Founder and Chief Operating Officer of SPV, and  Mr. Lupkin served as Chief Executive Officer of SPV.

On January 1, 2020, we entered into a Service Agreement (the “SNA Service Agreement”) with Social Networking Association (“SNA”), whereby SNA agreed to present ten-minute multi-media presentations about us to 1,000 individuals over a period of 90 days. We agreed to pay SNA an aggregate of $30,000 in three installments of $10,000 payable on January 1, February 1, and March 1, 2020. SNA is directed by Jim Lupkin, a member of our Board. Mr. Lupkin was in charge of performing services on behalf of SNA under the SNA Service Agreement. Beginning in June 2020, Mr. Bratt, another member of our Board, was appointed the Executive Vice President and Chief Operating Officer of SNA.

Notes Due to Related Parties

On May 31, 2016, we issued a note payable to Mr. Toh, our President, Chief Executive Officer, and Chairman, in the original principal amount of $24,126. The note was non-interest bearing, unsecured and due on demand. As of July 31, 2019, the outstanding principal amount of the note was $24,126. During fiscal 2020, Mr. Toh forgave the entire principal amount of the note and we recorded this amount to additional paid-in capital.

Amounts Due to Related Parties

During the years ended July 31, 2019 and 2018, we borrowed from Toga Capital a total amount of $0, and $434,355, respectively, and repaid to Toga Capital a total amount of $183,339, and $49,036, respectively.

During the years ended July 31, 2019 and 2018, we repaid $1,968, and $0, respectively, to Mr. Toh on amounts previously borrowed.

Director Independence

Our Board is currently composed of five members. Currently, Ms. Guinn, Mr. Bratt, and Mr. Lupkin are considered “independent directors” as such term is defined by the rules of the New York Stock Exchange. We determined that Mr. Toh, our Chairman of the Board, Chief Executive Officer, and President, and Mr. Henderson, our Chief Financial Officer, Treasurer, and Secretary, are not independent. We evaluated independence in accordance with the rules of New York Stock Exchange and the SEC. Ms. Guinn, Mr. Bratt and Mr. Lupkin also serve on our Audit, Compensation, and Nominating Committees. Accordingly, all of the members of the Audit, Compensation, and Nominating Committees are also independent.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended July 31, 2019 and 2018, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2019	2018
Audit fees	$86,388	$25,200
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$86,388	$25,200

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures to oversee the external audit process and pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our Board or the Audit Committee, as applicable, before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this amended Annual Report on Form 10-K:

(1) Financial Statements – See Index on page F-1 of this report

(b) The following exhibits are filed herewith as a part of this report

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Toga Limited, filed on September 14, 2020 with the Secretary of State of Nevada, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No.: 000-39052) filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

3.2

Amended and Restated Bylaws of Toga Limited, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No.: 000-39052) filed with the Securities and Exchange Commission on July 20, 2020, and is incorporated herein by reference thereto.

4.1	Description of Securities.*

10.1

Amended and Restated Long-Term Incentive Plan dated September 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-39052) filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.2

Sale and Purchase Agreement dated October 17, 2018, by and between TOGL Technology Sdn. Bdh. and Mammoth Empire Estate Sdn. Bhd. (Level Ground), which was filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No.: 333-232607) filed with the Securities and Exchange Commission on July 11, 2019, and is incorporated herein by reference thereto.

10.3

Sale and Purchase Agreement dated October 17, 2018, by and between TOGL Technology Sdn. Bdh. and Mammoth Empire Estate Sdn. Bhd. (Levels 28, 29 and 30), which was filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No.: 333-232607) filed with the Securities and Exchange Commission on July 11, 2019, and is incorporated herein by reference thereto.

10.4

Subscription Agreement dated November 29, 2018, by and between Toga Limited and Mammoth Empire Estate Sdn. Bhd. (Levels Ground, 28, 29 and 30), which was filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No.: 333-232607) filed with the Securities and Exchange Commission on July 11, 2019, and is incorporated herein by reference thereto.

10.5	Sale and Purchase Agreement dated July 29, 2019, by and between TOGL Technology Sdn. Bdh. and Mammoth Empire Estate Sdn. Bhd. (Basement 1)*

10.6	Sale and Purchase Agreement dated July 29, 2019, by and between TOGL Technology Sdn. Bdh. and Mammoth Empire Estate Sdn. Bhd. (Basement 3)*

10.7	Subscription Agreement dated July 29, 2019, by and between Toga Limited and Mammoth Empire Estate Sdn. Bhd. (Basements 1 and 3)*

10.8

Stock Purchase Agreement – Phase 1 dated May 31, 2020, by and between Hamidah Bibi A/P Seraj Din, Ahmad Hirzar Bin Sainol Abdin, Eostre Sdn. Bhd., Toga Limited, Toh Kok Soon, and Lim Jun Hao, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.9

Stock Purchase Agreement – Phase 2 dated May 31, 2020, by and between Ahmad Hirzar Bin Sainol Abdin, Toga Limited, Toh Kok Soon, and Lim Jun Hao, which was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.10

Pledge and Security Agreement dated May 31, 2020, by Ahmad Hirzar Bin Sainol Abdin in favor of Toga Limited, which was filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.11

Pledge and Security Agreement dated May 31, 2020, by Lim Jun Hao in favor of Toga Limited, which was filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.12

Pledge and Security Agreement dated May 31, 2020, by Toh Kok Soon in favor of Toga Limited, which was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.13

Secured Promissory Note dated May 31, 2020, by Ahmad Hirzar Bin Sainol Abdin in favor of Toga Limited, which was filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.14

Secured Promissory Note dated May 31, 2020, by Lim Jun Hao in favor of Toga Limited, which was filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.15

Secured Promissory Note dated May 31, 2020, by Toh Kok Soon in favor of Toga Limited, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

10.16	Form of Scientific Advisory Council Member Agreement between Toga Limited and Eric Thompson, Beverly Rubik and Konstantin Korotkov*

10.17	Subscription Agreement dated May 7, 2018, by and between Toga Limited and Agel Enterprises International Sdn Bhd.*

10.18	Amended Subscription Agreement dated March 18, 2019, by and between Toga Limited and Agel Enterprises International Sdn Bhd.*

10.19	Subscription Termination Agreement dated May 31, 2020, by and between Toga Limited and Agel Enterprises International Sdn Bhd.*

10.20	General Services Agreement dated January 1, 2018, by and between TOGL Technology Sdn. Bhd. and Agel Enterprises International Sdn Bhd.*

10.21	Amendment to General Services Agreement dated March 31, 2018, by and between TOGL Technology Sdn. Bhd. and Agel Enterprises International Sdn Bhd.*

10.22	Termination of General Services Agreement dated April 30, 2019, by and between TOGL Technology Sdn. Bhd. and Agel Enterprises International Sdn Bhd.*

10.23	Supplier Agreement dated May 1, 2020, by and between Toga Limited and Subtle Energy Sciences, LLC.*

10.24	Collaboration Agreement dated June 1, 2020, by and between Toga Limited and Subtle Energy Sciences, LLC.*

10.25	Service Agreement, dated January 1, 2020, by and between Toga Limited and Social Networking Association.*

10.27	Office Service Agreement, dated April 25, 2019, by and between Toga Vietnam Company Limited and Regus Centre (Vietnam) Company Limited.*

10.28	Office Agreement, dated June 15, 2020, by and between Toga Limited and Regus Management Group, LLC.*

10.29	Business Centre Service Agreement, dated June 22, 2020, by and between TOGL Technology Sdn. Bhd. and Compass COGL Malaysia Services Sdn. Bhd.*

10.30	Amendment 1 to the Office Space Lease Agreement, dated December 10, 2018, by and between PT Toga International Indonesia and PT Gunung Maras Lestari.*

10.31	Office Agreement, dated August 20, 2020, by and between Toga Limited and Regus Management Group, LLC.*

10.32	Virtual Office Agreement, dated July 23, 2018, by and between Toga Limited and Regus Management Group, LLC.*

10.33	Tenancy Agreement, dated June 24, 2019, by and between PT. Toga International Indonesia and PT Charnic Capital Tbk.*

10.34	Renewal Agreement, dated February 22, 2020, by and between Toga Vietnam Company Limited and Regus Centre (Vietnam) Company Limited.*

10.35	Tenancy Agreement, dated June 1, 2020, by and between TOGL Technology and Eostre Bhd.*

10.36	Tenancy Agreement, dated June 1, 2020, by and between TOGL Technology and Eostre Bhd.*

10.37	Tenancy Agreement, dated July 26, 2018, by and between TOGL Technology and AIA, Bhd.*

10.38	Office Lease Agreement, dated May 20, 2018, by and between TOGL Technology Sdn. Bhd. and KS Terminals, Inc.*

10.39	Office Space Lease Agreement, dated December 18, 2017, by and between Pt. Gunung Maras Leastari and PT. Toga International Indonesia.*

10.40	Standard Multi-Tenant Office Lease, dated August 28, 2019, by and between Toga Limited and OC Plaza LLC / McCabe Plaza LLC.*

10.41	Executive Agreement, dated February 8, 2019, by and between Toga Limited and Alexander Henderson.*

10.42	Amended and Restated Executive Agreement, dated May 1, 2019, by and between Toga Limited and Alexander Henderson.*

10.43	Executive Agreement, dated August 1, 2019, by and between Toga Limited and Alexander Henderson.*

10.44	Employment Agreement, dated August 1, 2020, by and between Toga Limited and Alexander Henderson.*

14.1

Business Code of Ethics and Conduct, which was filed as Exhibit 14.1 to our Current Report on Form 8-K (File No.: 000-39052) filed with the Securities and Exchange Commission on June 22, 2020, and is incorporated herein by reference thereto.

77

14.2

Code of Ethics for Financial Officers, which was filed as Exhibit 14.2 to our Current Report on Form 8-K (File No.: 000-39052) filed with the Securities and Exchange Commission on June 22, 2020, and is incorporated herein by reference thereto.

21.1	Subsidiaries of the Registrant*

24	Power of Attorney*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Presentation Linkbase Document*

*filed herewith

Item 16. Form 10-K Summary.

None.

Toga Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Toga Limited

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toga Limited (the Company) as of July 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Financial Statements

As discussed in Note 10 to the consolidated financial statements, the July 31, 2019 consolidated financial statements have been restated to correct a misstatement.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

November, 13 2019, except for the effects of the matters described in Note 2, Note 5, Note 7, Note 9 and Note 10 which are dated February 5, 2021

Toga Limited

Consolidated Balance Sheets

	July 31,	July 31,
	2019	2018
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$14,916,556	$1,064,672
Accounts receivable, net	294,266	367,918
Prepaid expense and other current assets	3,747,648	25,958
Inventories	162,985	-
Total Current Assets	19,121,455	1,458,548

Property and equipment	4,421,252	135,706
Intangible asset - digital currency	-	1,348,920
Intangible asset - goodwill	11,718	-
Deposit	-	9,780
TOTAL ASSETS	$23,554,425	$2,952,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,221,413	$180,573
Due to related parties	1,083	186,390
Notes due to related parties	24,126	24,126
Deferred revenue	4,741,945	20,500
Income tax payable	52,641	-
Total Current Liabilities	9,041,208	411,589

Deferred tax liabilities	8,574	-
Total Liabilities	9,049,782	411,589

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 90,762,893 and 69,586,517 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	9,076	6,959
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	38,993,002	16,942,861
Accumulated deficit	(24,622,041)	(14,351,459)
Accumulated other comprehensive loss	69,238	(53,996)
Total Stockholders’ equity of Toga Ltd,	14,446,275	2,541,365
Non-controlling interest	58,368	-
Total Stockholders’ equity	14,504,643	2,541,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,554,425	$2,952,954

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Operations

	Year ended
	July 31,
	2019	2018
	(Restated)
Revenue	$5,888,234	$1,254,495
Cost of goods sold	1,729,748	145,847
Gross profit	4,158,486	1,108,648

OPERATING EXPENSES
General and administrative expenses	3,183,220	726,016
Salaries and wages	13,074,717	467,621
Professional fees	1,110,236	443,068
Research and development	-	-
Depreciation	93,426	15,050
Total Operating Expenses	17,461,599	1,651,755

LOSS FROM OPERATIONS	(13,303,113)	(543,107)

OTHER INCOME (EXPENSE)
Other income	-	205,748
Interest income	16,386	-
Interest expense	(849)	(382)
Loss on settlement of debt	-	(13,282,567)
Gain on sales of digital currency	3,230,882	-
Total Other Income (Expense)	3,246,419	(13,077,201)

Loss before Income Taxes	(10,056,694)	(13,620,308)

Income Tax Provision	(155,520)	-

Net Loss	$(10,212,214)	$(13,620,308)
Add: Net gain attributable to non-controlling interest	58,368	-
Net loss attributable to Toga ltd.	$(10,270,582)	$(13,620,308)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	123,234	(53,996)
TOTAL COMPREHENSIVE LOSS	$(10,147,348)	$(13,674,304)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	82,842,852	251,631,167
NET LOSS PER COMMON SHARE	$(0.12)	$(0.05)

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended July 31, 2019 and 2018

(Restated)

						Accumulated		Total
	Common Stock			Additional		Other	Non	Stockholders'
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Controlling interest	Equity (Deficit)

Balance - July 31, 2017	254,635,470	$25,464	$(3,000)	$587,187	$(731,151)	$-	$-	$(121,500)

Issuance of common shares for cash	10,759,380	1,076	-	1,312,423	-	-	-	1,313,499
Issuance of common shares for digital currency	269,838	27	-	1,348,893	-	-	-	1,348,920
Issuance of common shares for conversion	3,921,829	392	-	13,674,358	-	-	-	13,674,750
Cancellation of common shares	(200,000,000)	(20,000)	-	20,000	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(53,996)	-	(53,996)
Net loss	-	-	-	-	(13,620,308)	-	-	(13,620,308)
Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$-	$2,541,365
Issuance of common shares for cash	10,490,362	1,049	-	2,097,024	-	-	-	2,098,073
Issuance of common shares for digital currency	9,078,998	908	-	4,877,532	-	-	-	4,878,440
Issuance of stock options	-	-	-	1,061,017	-	-	-	1,061,017
Issuance of common shares for employee compensation	1,156,539	115	-	10,015,559	-	-	-	10,015,674
Issuance of common shares for acquisition of properties	470,477	47	-	3,999,007	-	-	-	3,999,054
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-	-
Other comprehensive loss	-	-	-	-	-	123,234	-	123,234
Net loss	-	-	-	-	(10,270,582)	-	58,368	(10,212,214)
Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,622,041)	$69,238	$58,368	$14,504,643

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

	Year ended
	July 31,
	2019	2018
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,212,214)	$(13,620,308)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	93,426	15,050
Gain on sale of digital currency	(3,230,882)	-
Stock based compensation	11,076,691	-
Loss on settlement of debt	-	13,282,567
Changes in operating assets and liabilities:
Accounts receivable	73,652	(368,079)
Deposit	(9,780)	-
Inventories	(162,985)	-
Prepaid expenses and other current assets	(3,721,690)	(36,650)
Deferred revenue	4,721,445	20,500
Accounts payable and accrued liabilities	4,040,841	214,831
Income tax payable	61,215	-
Net cash used in operating activities	2,729,719	(492,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(372,077)	(152,287)
Net cash used in investing activities	(372,077)	(152,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of digital currency	9,458,242	-
Proceeds from issuance of common stock	2,098,073	1,313,499
Proceeds from related parties	-	434,355
Repayment to related party	(185,307)	(49,036)
Net cash provided by financing activities	11,371,008	1,698,818

Effects on changes in foreign exchange rate	123,234	10,130

Net increase in cash and cash equivalents	13,851,884	1,064,572
Cash and cash equivalents - beginning of period	1,064,672	100
Cash and cash equivalents - end of period	$14,916,556	$1,064,672

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$20	$-
Note exchanged for due to related parties	$-	$152,973
Common Shares issued to settle related party note payable	$-	$13,674,750
Common Stock Issued for Digital Currency	$4,878,440	$1,348,920
Common shares issued for acquisition of real property	$3,999,054	$-

See accompanying notes to the audited consolidated financial statements

Toga Limited

Notes to Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Description

Toga Limited (the “Company”) was originally incorporated as Fashionfreakz International Inc. on October 23, 2003, under the laws of the State of Delaware. On December 2, 2005, Fashionfreakz International Inc. changed its name to Blink Couture Inc. Until March 4, 2008, the Company’s principal business was the online retail marketing of trendy clothing and accessories produced by independent designers. On March 4, 2008, the Company discontinued its prior business and changed its business plan. On June 13, 2016, a change of control of the Company occurred. On that date, the current president and Chief Executive Officer purchased a total of 13,869,150 of the issued and outstanding shares of the Company. On July 22, 2016, the Company changed its name to “Toga Limited.” In July 2018, the Company changed its state of incorporation to the State of Nevada.

On June 10, 2017, the Board of Directors unanimously adopted resolutions authorizing the increase of the Company’s authorized number of shares of common stock from one hundred million (100,000,000) shares to ten billion (10,000,000,000) shares and increased the number of the Company’s total issued and outstanding shares of common stock by conducting a forward split at the rate of fifty (50) shares for every one (1) (50:1) share currently issued and outstanding (the “Forward Split”). The Forward Split became effective in the market on September 11, 2017 following approval by the Financial Industry Regulatory Authority, Inc. (“FINRA”). All share amounts in these consolidated financial statements have been adjusted retroactively. On May 8, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended Article IV of its Articles of Incorporation by decreasing the Company’s authorized number of shares of common stock from ten billion (10,000,000,000) shares to one billion (1,000,000,000) shares and decreasing its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held (“10-1 Reverse Split”). The Company’s Board of Directors approved this amendment on April 24, 2019. The 10-1 Reverse Split became effective on June 5, 2019 following approval by FINRA. All share and per share information in these consolidated financial statements retroactively reflect this 10-1 Reverse Split.

On September 11, 2020, the Company filed Amended and Restated Articles of Incorporation (the “A&R Articles of Incorporation”) with the Secretary of State of the State of Nevada for the purpose of dividing and designating the 1,000,000,000 shares of common stock into two classes, consisting of 500,000,000 shares of Class A voting common stock, par value $0.0001 per share (referred to herein as the “common stock”), and 500,000,000 shares of Class B non-voting common stock, par value $0.0001 per share (referred to herein as the “Class B common stock”), none of which are currently issued and outstanding.

In September 2017, the Company formed TOGL Technology Sdn. Bhd. (“TOGL Technology”), a wholly owned subsidiary located in Malaysia. In May 2018, TOGL Technology opened a branch office in Taiwan. The Company suspended operations of its Taiwan branch in July 2020 due to the novel coronavirus (“COVID-19”). TOGL Technology offers technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications. TOGL Technology also provides development of, and upgrades to, our mobile application, the Yippi App.

In November 2017, the Company formed PT. Toga International Indonesia (“PT Toga Indonesia”), a majority-owned subsidiary located in Indonesia. The Company owns a 95% interest in PT Toga Indonesia. The remaining portion is owned by three individuals who are employed by the Company’s subsidiaries. PT Toga Indonesia mainly sells health-related and facial products via retail stores or through direct selling independent sales agents that sell the Company’s “Eostre” branded products at exhibitions and healthy introduction seminars.

In January 2019, TOGL Technology, formed a wholly-owned subsidiary, Toga Vietnam Company Limited (“Toga Vietnam”), located in Vietnam. Toga Vietnam provides customer services support for Yippi users located in Vietnam.

In May 2019, TOGL Technology, formed a majority-owned subsidiary, PT TOGL Technology Indonesia (“PT TOGL Indonesia”), located in Indonesia. TOGL Technology owns a 67% interest in PT TOGL Indonesia. PT TOGL Indonesia provides technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications.

In June 2019, TOGL Technology acquired 100% of the issued and outstanding shares of WGS Discovery Tours and Travel (M) Sdn. Bhd., a Malaysian based company (“WGS”). WGS manages the Company’s travel, hotel, and flight feature (“TogaGo”) offered through the Yippi App.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a July 31 fiscal year end.

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology, and PT. Toga Indonesia. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan and Vietnam office.

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

As of July 31, 2019, the Company had potentially 120,000 dilutive securities from outstanding stock options, which were excluded from the computation of diluted net loss per common share because the computation was anti-dilutive.

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

As of July 31, 2019 and 2018, the Company had inventories of $162,985 and $0, respectively.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended July 31, 2019 and 2018, no impairment losses were identified.

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

On June 24, 2019, the Company’s wholly owned subsidiary TOGL Technology acquired 100% shares of WGS in Malaysia, which generated goodwill of $11,718. The Company has accounted for the transaction in accordance with ASC 805 “Business Combinations.”

Based on the Company’s analysis of goodwill as of July 31, 2019, no indicators of impairment exist. No impairment loss on goodwill was recognized for the year ended July 31, 2019.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. TOGL Technology’s functional currency is the Malaysian ringgit. All transactions initiated in Malaysian ringgit, New Taiwan dollar, Vietnamese dong, and Indonesian rupiah are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

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

Fair Value

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. See Note 5 for additional information.

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

Revenue Recognition (Restated)

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

In accordance with ASC 606 – Revenue from Contracts with Customers, the Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

The Company recognizes revenue when the customer confirms to the Company that all of the terms and conditions of the contract has been met. During the year ended July 31, 2019, the Company derived its revenues from the following:

1) The sale of products through a direct marketing network (approximately $4.3 million and $0 for year ended July 31, 2019 and 2018, respectively). Invoices are prepared for all sales of products through a direct marketing network. In accordance with ASC 606, revenues related to direct marketing network sales are recognized when:

i. Invoice has been generated and provided to the customer

ii. Performance obligations of delivery of products are stated in the invoice

iii. Transaction price has been identified in the invoice

iv. The Company has allocated the transaction price to performance obligation in the invoice

v. The Company has shipped out the product and therefore satisfied the performance obligation

2) Yippi in-apps purchase ($0). In accordance with ASC 606 revenue related to in-app purchases are recognized when:

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

3) Togago platform revenue ($0). In accordance with ASC 606 revenue related to Togago platform revenue purchases are recognized when:

i. Invoice or receipt has been generated upon Togago platform purchase

ii. Performance obligations of delivery of products and services are stated or implied on purchase portal

iii. Transaction price has been identified in the platform purchase

iv. The Company has allocated the transaction price to implied performance obligation

v. The Company has received confirmation from the third-party booking that satisfied the performance obligation

4) Advertising revenue using a custom-built advertising feature that matches client advertising requirement. network (approximately $0.2 million and $0.1 million for year ended July 31, 2019 and 2018, respectively). In accordance with ASC 606 revenue related to in-app purchases are recognized when:

i. Contract has been signed by both parties for advertising to be provided within apps

ii. Performance obligations of delivery of advertising are implied in the contract

iii. Transaction price has been identified in the contract

iv. The Company has allocated the transaction price to advertising performance obligations per contract

v. The Company has provided in app advertising in accordance with the contract and has therefore satisfied the performance obligation

5) Management fees and information technology fees (approximately $1.4 million and $1.1 million for year ended July 31, 2019 and 2018, respectively). In accordance with ASC 606 revenue related to management fees and information technology revenue are recognized when:

i. Contract has been signed by both parties for management and information technology services to be provided

ii. Performance obligations of delivery of management and information technology services are implied in the contract

iii. Transaction price has been identified in the contract

iv. The Company has allocated the transaction price to management and information technology performance obligations per contract

v. The Company has provided management and information technology services in accordance with the contract and has therefore satisfied the performance obligation

The Company analyses whether gross sales, or net sales should be recorded. Since the Company has control over establishing price, and has control over the related costs with earning revenues, it has recorded all revenues at the gross price.

Cash payments received are recorded as deferred revenue until the conditions, stated above, of revenue recognition have been met, specifically all obligations have been met as specified in the related customer contract.

Deferred Revenue

Deferred revenue consists of Yippi in-app purchases received from users in advance of revenue recognition and sales made for purchases in the Direct Marketing Network where the product delivery has not been made.  The increase in the deferred revenue balance for the year ended July 31, 2019 was driven by payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Deferred Revenue from Yippi In-App Purchases

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

Prepaid Commission

In connection with the sale of our Eostre branded products, we pay a commission to our independent agents.  The commission is payable upon the sale of the products, not upon shipment of the products.  The Company books the commission at the time of sale to a prepaid Commission account, included in prepaid expense and other current assets, and offsets this amount by booking a payable to the independent agent.  At the time the product is shipped, and the obligation is fulfilled, the Company then recognizes commission expense out of the prepaid commission account. As of July 31, 2019, and 2018, the Company recorded in prepaid expense and other current assets $2,503,269 and $0, respectively, for prepaid commissions.

Concentration of Revenue by Customer

The Company’s concentration of revenue for individual customers above 10% are as follows:

•	Agel: 23%,
•	Others: 77%

Concentration of Revenue by Country:

•	Malaysia (TOGL Technology): 51%
•	Indonesia (PT. Toga Indonesia): 45%
•	United States (Toga Limited): 4%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the entity to fulfil the sales obligation and the entity from which the actual service is provided.

Accounts Receivable

The Company’s accounts receivable balance is related to advertising and management fees through TOGL Technology. Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of July 31, 2019, the Company’s accounts receivable was concentrated 70% with Agel.

As of July 31, 2019, the Company’s accounts receivable was concentrated 93% in Malaysia (TOGL Technology) and 7% in United States (Toga Limited).

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 was effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-08 “Collaborative Arrangements” (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 “Revenue from Contracts with Customers.” The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with collaborative arrangement participants that are not directly related to sales to third parties. The standard was effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and, therefore, does not currently expect the adoption of this standard to have a material effect on its consolidated financial statements. The Company plans to adopt this ASU either on the effective date of January 1, 2020 or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within this ASU.

The Company reviewed and analyzed the above recent accounting pronouncements and determined that none of these recent accounting pronouncements will have a material impact on the consolidated financial statements as of July 31, 2019.

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

NOTE 4. INTANGIBLE ASSET - DIGITAL CURRENCY

During the year ended July 31, 2019, the Company issued 9,078,998 shares of common stock at a per-share price of $0.54, paid for with digital currency valued at $4,878,440.

During the year ended July 31, 2018, the Company issued 269,838 shares of common stock at a per-share price of $5.00, paid for with digital currency valued at $1,348,920.

During the year ended July 31, 2019, the Company sold a total of 1,200 Bitcoins, recorded as Intangible Asset - Digital Currency, for a total of $9,458,242, recognizing gain on sales of digital currency of $3,230,882.

As of July 31, 2019 and 2018, the Company had digital currency of $0 and $1,348,920, respectively.

Digital currencies are nonfinancial assets that lack physical substance. We believe that digital currencies meet the definition of indefinite-lived intangible assets.

NOTE 5. RELATED PARTY TRANSACTIONS (RESTATED)

Notes due to related parties

On September 30, 2017, the Company issued a note payable in the amount of $152,973 to Toga Capital Sdn. Bhd. (“Toga Capital”), which is partially owned by an officer and director of the Company, for repayment of amounts due to related parties of $152,973. The promissory note bears interest at a rate of 2% and had a maturity day of September 30, 2018. During the year ended July 31, 2018, the Company issued 1,533,552 shares of common stock with a fair value of $2,453,683 to repay the aggregate outstanding principal amount of $152,973 and accrued interest of $383 due pursuant to the promissory note. As a result, the Company recorded a loss on settlement of debt of $2,300,327.

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company had outstanding a note payable due to related party who was a director of the Company, of $24,126 and $24,126 as of July 31, 2019 and July 31, 2018, respectively. The amount was non-interest bearing, unsecured and due on demand.

Due to related parties

During the years ended July 31, 2019 and 2018, the Company borrowed a total amount of $0 and $434,355, respectively, from Toga Capital, a related party, and repaid $183,339 and $49,036, respectively.

During the years ended July 31, 2019 and 2018, total expenses paid directly by Toga Capital, a related party, on behalf of the Company were $0 and $48,679, respectively.

During the years ended July 31, 2019 and 2018, the Company borrowed a total amount of $0 and $0, respectively, and repaid $1,968 and $0, respectively, from the Chief Executive Officer of the Company.

During the years ended July 31, 2019 and 2018, the Company purchased property and equipment of $0 and $25,218, respectively, from related parties.

As of July 31, 2019 and 2018, $1,083 and $186,390, respectively, was due to a related party. The amount was non-interest bearing, unsecured and due on demand.

Related party compensation

During the years ended July 31, 2019 and 2018, the Company incurred director’s fees of $9,000 and $0, respectively, to directors of the Company.

During the years ended July 31, 2019 and 2018, the Company incurred wages of $66,000 and $0, respectively, to the Chief Financial Officer of the Company.

During the year ended July 31, 2019, the Company granted stock options to purchase up to 120,000 shares of common stock to the Company’s directors and Chief Financial Officer, with an aggregate value of $1,061,017. See Note 6 for additional information.

During the year ended July 31, 2019, the Company issued 113,530 shares of common stock as stock-based compensation to the Chief Executive Officer of the Company valued at $1,033,899.

Related party stock purchases

During the years ended July 31, 2019 and 2018, Agel purchased common stock of the Company for cash as disclosed in Note 6.

During the year ended July 31, 2019, Agel purchased 8,792,900 shares of common stock for $2,732,642 of digital currency.

Related party revenue

During the year ended July 31, 2018, the Company generated advertising revenue of approximately $0.1 million and management fee revenue of approximately $0.5 million from Agel.

During the year ended July 31, 2019, the Company generated advertising revenue of approximately $0.2 million, information technology fee revenue of approximately $0.1 million, and management fee revenue of approximately $1.3 million from Agel.

NOTE 6. EQUITY

Amendment to Articles of Incorporation and 10-1 Reverse Split

On May 8, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby it amended Article IV of its Articles of Incorporation by decreasing the Company’s authorized number of shares of common stock from 10,000,000,000 shares to 1,000,000,000 shares and decreasing its issued and outstanding shares of common stock at a ratio of 10 shares for every 1 share held. See Note 1 for additional information. All share and per share information in these consolidated financial statements retroactively reflect the 10-1 Reverse Split.

Preferred stock

As of July 31, 2019, the Company was authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001.

As of July 31, 2019 and 2018, no preferred shares were issued and outstanding.

Common stock

As of July 31, 2019, the Company was authorized to issue 1,000,000,000 shares of common stock at a par value of $0.0001.

During the year ended July 31, 2019, the Company issued 21,196,376 shares of common stock, as follows:

•	10,490,362 shares of common stock for cash of $2,098,073 to Agel, who was a related party, at a price of $0.20 per share;

•	9,078,998 shares of common stock issued for $4,878,440 of digital currency (see Note 4 for additional information);

•	1,156,539 shares of common stock issued valued at $10,015,674 for employee compensation; and

•	470,477 shares of common stock issued for the acquisition of real properties valued at $3,999,054.

On October 29, 2018, a stockholder of the Company returned 20,000 shares of common stock for cancellation without consideration for such cancellation.

During the year ended July 31, 2018, the Company issued 14,951,047 shares of common stock, as follows:

•	8,402,929 shares of common stock for $842,209 to Toga Capital, a company that was partially owned by an officer and director of the Company, at a price of $0.10 per share;
•	1,533,552 shares of common stock with a fair value of $2,453,683 as settlement of a note payable due to a related party of aggregate principal of $152,973 and accrued interest of $383;
•	2,388,277 shares of common stock with a fair value of $11,221,067 as settlement of due to a related party of $238,828;
•	2,356,451 shares of common stock for $471,290 to Agel at a price of $0.20 per share; and
•	269,838 shares of common stock at $5.00 per share for digital currency valued at $1,348,920.

On July 6, 2018, three majority stockholders of the Company returned a total of 2,000,000,000 shares of common stock for cancellation without consideration for such cancellation.

As of July 31, 2019 and 2018, 90,762,893 and 69,586,517 shares of the Company’s common stock were issued and outstanding, respectively.

Stock Options

During the year ended July 31, 2019, the Company granted options to purchase up to 120,000 shares of common stock to the Company’s Chief Financial Officer. One-half of the option shares, or 60,000 shares, had an exercise price of $0.20 and the other one-half of the option shares, or 60,000 shares, had an exercise price of $0.40. The options were valued at the fair value calculated using the Black-Scholes-Merton model. The value of the options was $1,061,017 and recorded as stock-based compensation. The options are subject to a vesting schedule of one-third of the option shares vesting every thirty (30) days.

No stock options were issued during the year ended July 31, 2018.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the year ended July 31, 2019:

For the year ended July 31, 2019
Fair values	$8.46-9.22
Exercise price	$0.20-0.40
Expected term at issuance	2years
Expected average volatility	260.11-300.53%
Expected dividend yield	—
Risk-free interest rate	2.31-2.56%

A summary of the change in stock options outstanding for the year ended July 31, 2019 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – July 31 2018	-	$-	$-	-
Options issued	120,000	$0.30	$8.84	1.75
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – July 31, 2019	120,000	$0.30	$8.84	1.75

NOTE 7. INCOME TAXES (RESTATED)

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not incurred any income tax liabilities due to accumulated net losses. The Company operates in various tax jurisdictions, and accordingly, its income is subject to varying rates of tax.

For the fiscal year ended July 31, 2019, no taxable income was generated. All tax years since fiscal year ended 2012, are open for review. The Company had a net loss of $10,212,214 for the year ended July 31, 2019 and $13,620,308 for the same period in 2018. As of July 31, 2019, the Company’s net operating loss carry forward was approximately $3,000,000, which will begin to expire in year 2036.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended July 31, 2018. The Company’s financial statements for the year ended July 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21%, Malaysia’s corporate tax rate of 24%, Indonesia’s corporate tax rate of 25%, as well as other changes.

The components of income tax expense benefit are as follows:

	Years Ended
	July 31,
	2019	2018

US Federal	$-	$-
State	-	-
Foreign taxes	155,520	-
Total	$155,520	$-

The reconciliation of income tax expense at the blended U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Years Ended
	July 31,
	2019	2018
Federal income tax benefit attributable to:
Net loss (benefit) at Federal Statutory rate (21% for 2019)	$2,810,122	$3,677,000
Non-deductible expenses	(2,326,105)	(3,586,000)
Foreign taxes	(61,215)	-
State taxes	-	-
Effect of change in statutory rate	-	(98,200)
Change in valuation allowance	(267,282)	7,200
Total tax provision	$155,520	$-

There were no significant foreign tax losses or income to date.

The significant components of deferred tax assets are as follows:

	July 31,	July 31,
	2019	2018

Net operating loss carryforwards at tax rates in effect at period end	$649,402	$226,600
Less: valuation allowance	(649,402)	(226,600)
Total deferred tax asset	$-	$-

NOTE 8. OTHER INCOME

Other income for the year ended July 31, 2019 was $0, and $205,748 for the year ended July 31, 2018. Other income of $205,748 for the year ended July 31, 2018 was generated through real estate commissions.

NOTE 9. SEGMENTED DISCLOSURE (RESTATED)

The following table shows operating activities information by geographic segment for the year ended July 31, 2019 and 2018:

Year Ended July 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$1,356,336	$1,673,781	$-	$2,618,117	$5,888,234
Cost of goods sold	-	1,353,412	142,417	-	233,919	1,729,748
Gross profit	240,000	2,924	1,531,364	-	2,384,198	4,158,486

OPERATING EXPENSES
General and administrative expenses	41,374	760,918	1,015,200	8,666	1,357,062	3,183,220
Salaries and wages	11,076,691	1,686,638	206,914	-	104,474	13,074,717
Professional fees	907,546	158,173	15,424	71	29,022	1,110,236
Depreciation	-	73,330	6,910	-	13,186	93,426
Total Operating Expenses	12,025,611	2,679,059	1,244,448	8,737	1,503,744	17,461,599

LOSS FROM OPERATIONS	(11,785,611)	(2,676,135)	286,916	(8,737)	880,454	(13,303,113)

OTHER INCOME (EXPENSE)	3,232,306	9,917	653	-	3,543	3,246,419

Loss before Income Taxes	(8,553,305)	(2,666,218)	287,569	(8,737)	883,997	(10,056,694)

Income Tax Provision	-	(155,520)	-	-	-	(155,520)

Net Loss	$(8,553,305)	$(2,821,738)	$287,569	$(8,737)	$883,997	$(10,212,214)

During the year ended July 31, 2019, the Indonesia segment generated advertising revenue through the social media apps and direct marketing network sales of approximately $0.2 million and $2.4 million, respectively.

During the year ended July 31, 2019, the Malaysia segment generated advertising revenue of approximately $0.2 million, information technology fee revenue of approximately $0.1 million, and management fee revenue from Agel of approximately $1.1 million.

During the year ended July 31, 2019, the Taiwan segment generated revenue through the direct marketing network sales of approximately $1.7 million.

During the year ended July 31, 2019, the U.S.A. segment recognized management fee revenue of approximately $0.2 million from Agel.

During the year ended July 31, 2019, the Malaysia segment incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

During the year ended July 31, 2019, the U.S.A segment incurred stock-based compensation from the issuance of shares of common stock for employee compensation.

During the year ended July 31, 2019, the Malaysia segment incurred research and development expenses.

During the year ended July 31, 2019, the U.S.A. segment incurred other income from gain on sale of intangible assets.

Year Ended July 31, 2018	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$-	$1,225,149	$29,346	$-	$1,254,495
Cost of goods sold	-	143,760	2,087	-	145,847
Gross profit	-	1,081,389	27,259	-	1,108,648

OPERATING EXPENSES
General and administrative expenses	329,360	330,080	24,738	41,838	726,016
Salaries and wages	-	455,246	-	12,375	467,621
Professional fees	313,639	114,308	794	14,327	443,068
Depreciation		7,622	865	6,563	15,050
Total Operating Expenses	642,999	907,256	26,397	75,103	1,651,755

LOSS FROM OPERATIONS	(642,999)	174,133	862	(75,103)	(543,107)

OTHER INCOME (EXPENSE)	(13,210,449)	133,248	-	-	(13,077,201)

Loss before Income Taxes	(13,853,448)	307,381	862	(75,103)	(13,620,308)

Net Loss	$(13,853,448)	$307,381	$862	$(75,103)	$(13,620,308)

During the year ended July 31, 2018, the Malaysia segment generated advertising revenue of approximately $0.1 million, information technology fee revenue of approximately $0.6 million and management fee revenue of approximately $0.5 million from Agel.

During the year ended July 31, 2018, the Malaysia and U.S.A. segments incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

During the year ended July 31, 2018, the U.S.A. segment incurred other expenses mainly related to loss on settlement of debt.

The following table shows assets information by geographic segment at July 31, 2019 and 2018:

Year Ended July 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$9,618,099	$1,874,078	$1,016,412	$35,531	$6,577,335	$19,121,455
Property and equipment	-	4,357,148	18,251	-	45,853	4,421,252
Intangible asset - digital currency	-	-	-	-	-	-
Intangible asset - goodwill	-	11,718	-	-	-	11,718
Deposit	-	-	-	-	-	-
Total assets	$9,618,099	$6,242,944	$1,034,663	$35,531	$6,623,188	$23,554,425

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

As of July 31, 2019, our Indonesian entities have current assets of $6.6 million primarily includes cash and cash equivalents of $2.8 million, inventory of $507,000 and prepaid expenses of $3.0 million.

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

As of July 31, 2018, the U.S.A. segment had current assets of $333,000, which primarily included cash and cash equivalents of $313,000.

As of July 31, 2018, the Malaysia segment had current assets of $722,000, which primarily included cash and cash equivalents of $445,000 and accounts receivable of $344,000.

As of July 31, 2018, the Taiwan segment had current assets of $357,000, which primarily included cash and cash equivalents of $306,000.

As of July 31, 2018, the U.S.A. segment had intangible assets valued at $1.3 million.

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements as of July 31, 2019, contained the following errors: (i) overstatement of revenue of $2,959,714 and cost of goods sold of $44,730 and general and administrative expenses of $2,503,269 and (ii) understatement of prepaid commission of $2,547,999 and deferred revenue of $2,959,714.

Certain income statement items have been reclassified to conform to the 2020 fiscal year end presentation. These reclassifications had no impact on reported operating and net loss.

The effects of the adjustments on the Company’s previously issued financial statements as of July 31, 2019 and for the year ended July 31, 2019 are summarized as follows:

	Originally		Restatement	As
ASSETS	Reported	Reclassification	Adjustment	Restated
Current Assets
Prepaid expense and other current assets	$1,199,649	$-	$2,547,999	$3,747,648
Total Current Assets	16,573,456	-	2,547,999	19,121,455

TOTAL ASSETS	$21,006,426	$-	$2,547,999	$23,554,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$1,782,252	$	$2,959,693	$4,741,945
Income tax payable	61,215	(8,574)	-	52,641
Total Current Liabilities	6,090,089	(8,574)	2,959,693	9,041,208

Deferred tax liabilities	-	8,574		8,574
Total Liabilities	6,090,089	-	2,959,693	9,049,782

Stockholders’ Equity
Accumulated deficit	(24,093,611)	-	(528,430)	(24,622,041)
Total Stockholders’ equity of Toga Ltd,	14,974,705	-	(528,430)	14,446,275
Non-controlling interest	(58,368)	-	116,736	58,368
Total Stockholders’ equity	14,916,337	-	(411,694)	14,504,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,006,426	$-	$2,547,999	$23,554,425

Year Ended July 31, 2019	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$8,847,927	$-	$(2,959,693)	$5,888,234
Cost of goods sold	5,857,806	(4,083,328)	(44,730)	1,729,748
Gross profit	2,990,121	4,083,328	(2,914,963)	4,158,486

OPERATING EXPENSES
General and administrative expenses	14,972,525	(9,286,036)	(2,503,269)	3,183,220
Salaries and wages	-	13,074,717	-	13,074,717
Professional fees	-	1,110,236	-	1,110,236
Research and development	815,589	(815,589)	-	-
Depreciation	93,426	-	-	93,426
Total Operating Expenses	15,881,540	4,083,328	(2,503,269)	17,461,599

LOSS FROM OPERATIONS	(12,891,419)	-	(411,694)	(13,303,113)

Loss before Income Taxes	(9,645,000)	-	(411,694)	(10,056,694)

NET LOSS	$(9,800,520)	$-	$(411,694)	$(10,212,214)
Add: Net gain (loss) attributable to non-controlling interest	(58,368)	-	116,736	58,368
Net loss attributable to Toga ltd.	$(9,742,152)	$-	$(528,430)	$(10,270,582)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	82,842,852	-	-	82,842,852
NET LOSS PER COMMON SHARE	$(0.12)	$-	$(0.01)	$(0.12)

	Originally	Restatement	As
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,800,520)	$(411,694)	$(10,212,214)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,173,691)	(2,547,999)	(3,721,690)
Deferred revenue	1,761,752	2,959,693	4,721,445
Net cash used in operating activities	$2,729,719	$-	$2,729,719

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 12, 2020, the date the original Form 10-K Amendment No. 1 was filed with the Secruties Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toga Limited

Date: February 5, 2021	By:	/s/ Toh Kok Soon
Toh Kok Soon
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Toh Kok Soon	February 5, 2021	/s/ Alexander Henderson.	February 5, 2021
Toh Kok Soon		Alexander Henderson
President & Chief Executive Officer, and a Director (Principal Executive Officer)		Chief Financial Officer and Director (Principal Financial Officer)

/s/ Iain Bratt	February 5, 2021	/s/ Jim Lupkin	February 5, 2021
Iain Bratt		Jim Lupkin
Director		Director

/s/ Shemori BoShae Guinn	February 5, 2021
Shemori BoShae Guinn
Director

S-1