Form 10-Q/A
period 2019-10-31
Toga Ltd
filed 2021-02-16
CIK 1378125

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of the issuer’s common stock outstanding as of February 10, 2021 was 91,013,640, par value $0.0001 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Toga Limited (the “Company”) for the quarterly period ended October 31, 2019 (the “Form 10-Q”), filed on December 19, 2019 with the Securities and Exchange Commission (the “SEC”).  This Amendment restates the Company’s financial statements in order to correct errors resulting from improper timing of revenue recognition from PT Toga International Indonesia (“PT Toga”), the Company’s wholly-owned Indonesian subsidiary. In the course of preparing the Annual Report on Form 10-K for the annual period ended July 31, 2020, the Company’s management discovered that revenue recognition was occurring on the collection of proceeds rather than on the shipment of product. In addition, the related commissions expense is being restated to properly reflect these costs against the restated revenues, resulting in a prepaid commission asset balance for the portion of the commissions expense for which revenue recognition was deferred. A summary of the accounting impact of these adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three months ended October 31, 2019 is provided at “Note 8. Restatement of Financial Statements.”

This Amendment also amends and includes a summary of updates to the business description of the Company to include descriptions of the Company’s direct marketing line of business and the Company’s general services agreement with a related party, both of which comprise the majority of the Company’s revenue during the quarterly period ended October 31, 2019. These discussions should be read in conjunction with the Company’s Form 10-K/A for the fiscal year ended July 31, 2019, as filed on February 8, 2021.

In order to provide the Company’s stockholders with a better understanding of the Company’s business, this Amendment also includes modifications and updates to Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures made in the original Form 10-Q to be accurate as of the date of filing of this Amendment.

Finally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amendment currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

2

TOGA LIMITED

FORM 10-Q/A

Quarterly Period Ended October 31, 2019

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Toga Limited

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2019	2019
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$12,902,002	$14,916,556
Accounts receivable, net	93,976	89,056
Accounts receivable, net – related party	20,000	205,210
Prepaid expense and other current assets	3,244,354	3,747,648
Inventories	972,364	162,985
Total Current Assets	17,232,696	19,121,455

Operating lease right-of-use assets	333,798	-
Property and equipment	4,444,834	4,421,252
Intangible asset - goodwill	11,718	11,718
TOTAL ASSETS	$22,023,046	$23,554,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,274,989	$4,221,413
Due to related parties	63,608	1,083
Notes due to related parties	24,126	24,126
Deferred revenue	5,275,748	4,741,945
Income tax payable	85,053	52,641
Operating lease liabilities - current portion	111,503	-
Total Current Liabilities	10,835,027	9,041,208

Operating lease liabilities	222,295	-
Deferred tax liabilities	8,471	8,574
Total Liabilities	11,065,793	9,049,782

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 90,758,279 and 90,762,893 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	9,076	9,076
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	39,037,472	38,993,002
Accumulated deficit	(28,171,791)	(24,622,041)
Accumulated other comprehensive loss	28,751	69,238
Total Stockholders’ equity of Toga Ltd.	10,900,508	14,446,275
Non-controlling interest	56,745	58,368
Total Stockholders’ Equity	10,957,253	14,504,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,023,046	$23,554,425

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	October 31,
	2019	2018
	(Restated)

Revenue	$2,997,321	$407,610
Revenue – related party	219,709	335,143
Cost of goods sold	(1,741,800)	(117,499)
Gross profit	1,475,230	625,254

OPERATING EXPENSES
General and administrative expenses	3,726,046	238,306
Salaries and wages	840,218	400,407
Professional fees	475,115	311,619
Depreciation	50,803	10,524
Total Operating Expenses	5,092,182	960,856

LOSS FROM OPERATIONS	(3,616,952)	(335,602)

OTHER INCOME (EXPENSE)
Other income	48,479	-
Interest income	17,886	174
Interest expense	(385)	(35)
Total Other Income (Expense)	65,980	139

Loss before Income Taxes	(3,550,972)	(335,463)

Income Tax Provision	(401)	-

Net Loss	$(3,551,373)	$(335,463)
Net loss attributable to non-controlling interest	1,623	-
Net loss attributable to Toga ltd.	$(3,549,750)	$(335,463)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(40,487)	(27,507)
TOTAL COMPREHENSIVE LOSS	$(3,591,860)	$(362,970)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,759,165	71,695,762
NET LOSS PER COMMON SHARE	$(0.04)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended October 31, 2019

(Unaudited)

(Restated)

						Accumulated
	Common Stock			Additional		Other	Non-	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	controlling Interest	Stockholders’ Equity

Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,622,041)	$69,238	$58,368	$14,504,643
Cancellation of common shares	(24,614)	(2)	-	2	-	-	-	-
Reissuance of previously cancelled shares	20,000	2	-	(2)	-	-	-	-
Issuance of stock options	-	-	-	44,470	-	-	-	44,470
Other comprehensive loss	-	-	-	-	-	(40,487)	-	(40,487)
Net loss	-	-	-	-	(3,549,750)	-	(1,623)	(3,551,373)
Balance - October 31, 2019	90,758,279	$9,076	$(3,000)	$39,037,472	$(28,171,791)	$28,751	$56,745	$10,957,253

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended October 31, 2018

(Unaudited)

						Accumulated
	Common Stock			Additional		Other	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	$7,584	$(3,000)	$18,196,387	$(14,686,922)	$(81,503)	$3,432,546

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	October 31,
	2019	2018
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,551,373)	$(335,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,803	10,524
Stock based compensation	44,470	-
Changes in operating assets and liabilities:
Accounts receivable	180,290	71,915
Inventories	(809,379)	-
Prepaid expenses and other current assets	503,294	(143,040)
Accounts payable and accrued liabilities	1,053,576	59,537
Deferred revenue	533,803	(20,500)
Income tax payable	32,309	-
Net cash used in operating activities	(1,962,207)	(357,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(77,769)	(20,566)
Net cash used in investing activities	(77,769)	(20,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,254,151
Proceeds from related parties	66,992	38,225
Repayment to related party	(4,467)	(42,438)
Net cash provided by financing activities	62,525	1,249,938

Effects on changes in foreign exchange rate	(37,103)	51,703

Net increase in cash and cash equivalents	(2,014,554)	924,048
Cash and cash equivalents - beginning of period	14,916,556	1,064,672
Cash and cash equivalents - end of period	$12,902,002	$1,988,720

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$2	$20
Reissuance of previously cancelled Common Stock	$2	$-
Operating lease right-of-use assets	$333,798	$-

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

On June 10, 2017, the Board of Directors unanimously adopted resolutions authorizing the increase of the Company’s authorized number of shares of common stock from one hundred million (100,000,000) shares to ten billion (10,000,000,000) shares and increased the number of the Company’s total issued and outstanding shares of common stock by conducting a forward split at the rate of fifty (50) shares for every one (1) share (50:1) currently issued and outstanding (“Forward Split”). The Forward Split became effective in the market on September 11, 2017 following approval by FINRA.

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

On May 17, 2019, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the 10-1 Reverse-Split and share decrease be effected in the market. The 10-1 Reverse Split was effectuated on June 5, 2019.  All share and per share information contained herein reflected the effect of the reverse stock split.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation (Restated)

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

The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2019, that was filed with the SEC on February 8, 2021. The results of operations for the three months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and the wholly-owned subsidiaries, TOGL Technology Sdn. Bhd., and PT Toga. All material intercompany balances and transactions have been eliminated. TOGL Technology incorporates the financial statements of the Taiwan branch and Vietnam subsidiary.

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

As of October 31, 2019, the Company has potentially 123,662 dilutive securities from outstanding stock options, which were excluded from the computation of diluted net loss per common share as the result of the computation was anti-dilutive.

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

On June 24, 2019, the Company’s wholly-owned subsidiary TOGL Technology acquired 100% shares of WGS Discovery Tours & Travel in Malaysia, which generated goodwill of $11,718. The Company has accounted for transaction in accordance with ASC 805 “Business Combinations.”

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

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service-period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 4)

Income Taxes

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

The Company recognizes revenue in accordance with ASC 606 as defined above. During the three months ended October 31, 2019 and 2018, the Company derived its revenues from the following:

(1) The sale of products through a direct marketing network (approximately $2.2 million and $231,000 for three months ended October 31, 2019 and 2018, respectively). Invoices are prepared for all sales of products through a direct marketing network. In accordance with ASC 606, revenues related to direct marketing network sales are recognized when:

•	The invoice has been generated and provided to the customer.
•	The performance obligations of delivery of products are stated in the invoice.
•	The transaction price has been identified in the invoice.
•	The Company has allocated the transaction price to performance obligation in the invoice.
•	The Company has shipped out the product and, therefore, satisfied the performance obligation.

(2) The in-app purchases through the Company’s mobile application called “Yippi” or the “Yippi App” (approximately $935,000 and $0 for the three months ended October 31, 2019 and 2018, respectively). In accordance with ASC 606, revenue related to in-app purchases are recognized when:

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

(3) The hotel and flight feature (“TogaGo”) in the Yippi App (approximately $500 and $0 for three months ended October 31, 2019 and 2018, respectively). In accordance with ASC 606, revenue related to the TogaGo platform purchases are recognized when:

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

(4) Royalty fees ($60,000 and $60,000 for three months ended October 31, 2019 and 2018, respectively). In accordance with ASC 606, related to royalty/licensing fees are recognized when:

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

(5) Advertising revenue (approximately $45,000 and $80,000 for three months ended October 31, 2019 and 2018, respectively). In accordance with ASC 606, related to in-app advertising are recognized when:

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

For the period ended October 31, 2019, deferred revenue was related to Yippi in-app purchases and sales of product.

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

The increase in deferred revenue for the three months ended October 31, 2019 is due to an increase from product sales not yet shipped and in the amount of Yipps credits that were purchased (but remained unused) compared to the amount of Yipps credits that were used during that period and, therefore, recognized as revenue during the period. Thus, the total amount of unused Yipps increased during the period.

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

Prepaid Commission

In connection with the sale of our Eostre branded products, we pay a commission to our independent agents. The commission is payable upon the sale of the products, not upon shipment of the products. The Company books the commission at the time of sale to a prepaid Commission account, included in prepaid expense and other current assets, and offsets this amount by booking a payable to the independent agent. At the time the product is shipped, and the obligation is fulfilled, the Company then recognizes commission expense out of the prepaid commission account. As of October 31, 2019, and July 31, 2019, the Company recorded in prepaid expense and other current assets $1,642,632 and $2,503,269, respectively, for prepaid commissions.

Concentration of Revenue by Customer

During three months ended October 31, 2019, the Company’s concentration of revenue for individual customers above 10% are as follows:

Shen Zhen Shi Ding Shang:	19%
Agel Enterprise International Sdn Bhd:	11%
Others:	70%

During three months ended October 31, 2018, the Company’s concentration of revenue for individual customers above 10% are as follows:

•	Agel Enterprise International Sdn Bhd: 45%
•	Others: 55%

Concentration of Revenue by Country:

Three months ended October 31, 2019:

-	Malaysia (TOGL Technology Sdn. Bhd): 40%
-	Indonesia (PT. Toga International Indonesia): 58%
-	United States (Toga Limited): 2%

Three months ended October 31, 2018:

-	Malaysia (TOGL Technology Sdn. Bhd): 92%
-	Indonesia (PT. Toga International Indonesia): 0%
-	United States (Toga Limited): 8%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the entity to fulfil the sales obligation and the entity from which the actual service is provided.

Accounts Receivable

The Company’s accounts receivable is primarily related to product sales, Yippi in-app purchase and royalty fees. Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of October 31, 2019, the Company’s accounts receivable are concentrated 64% with Shen Zhen Shi Ding Shang Internet Tech Co. and 18% with Agel Enterprises International Sdn. Bhd.

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

NOTE 3. PROPERTY AND EQUIPMENT

As of October 31, 2019 and July 31, 2019, the balance of property and equipment represented consisted of the following:

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

NOTE 4. RELATED PARTY TRANSACTIONS

Revenue and accounts receivable

During the three months ended October 31, 2019 and 2018, the Company recorded revenue of $219,709 and $335,143 from Agel, respectively. As of October 31, 2019 and July 31, 2019, the Company recorded accounts receivable from Agel of $20,000 and $205,210, respectively.

Notes due to related parties

On May 31, 2016, all outstanding related party advances were paid by a current director of the Company. The Company has outstanding notes payable to a related party, a director of the Company, of $24,126 and $24,126 as of October 31, 2019 and July 31, 2019, respectively. The amount is non-interest bearing, unsecured and due on demand.

Due to related parties

During the three months ended October 31, 2019 and 2018, the Company borrowed a total amount of $52 and $0 from a related party, Toga Capital, and repaid $332 and $42,438, respectively.

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

During the three months ended October 31, 2019 and 2018, the Company granted 3,662 and 0 stock options to Directors and CFO, valued at $44,470 and $0, respectively (See Note 5).

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

Common stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.0001 at October 31, 2019.

During the three months ended October 31, 2019, the Company issued 20,000 shares and cancelled 24,614 of common stock, as follows:

•	On September 9, 2019, the Company issued 20,000 shares of common stock to Agel, who is a related party. The shares of common stock had previously been paid for.

•	During the three months ended October 31, 2019, the Company cancelled 24,614 shares of common stock in connection with [●] overissuance of common shares to employees by mistake in June 2019 .

During the year ended July 31, 2019, the Company issued 21,196,376 shares of common stock, as follows:

•	10,490,362 shares of common stock for cash of $2,098,073 to Agel, who is a related party, at a price of $0.20 per share.

•	9,078,998 shares of common stock issued for $4,878,440 of digital currency.

•	1,156,539 shares of common stock issued valued at $10,015,674 for employee compensation.

•	470,477 shares of common stock issued for the acquisition of real properties valued at $3,999,054.

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

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the three months ended October 31, 2019:

For the three months ended October 31, 2019
Fair values	$12.30
Exercise price	$0.20
Expected term at issuance	2 years
Expected average volatility	169.92%
Expected dividend yield	—
Risk-free interest rate	1.73%

A summary of the change in stock options outstanding for the three months ended October 31, 2019 and year ended July 31, 2019 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – July 31 2018	-	$-	$-	$-
Options issued	120,000	0.30	8.84	1.63
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – July 31, 2019	120,000	$0.30	$8.84	$1.63
Options issued	3,662	0.20	12.30	1.75
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – October 31, 2019	123,662	$0.30	$9.01	$1.39

NOTE 6. SEGMENT DISCLOSURE (RESTATED)

The following table shows operating activities information by geographic segment for the three months ended October 31, 2019 and 2018:

Three Months Ended October 31, 2019

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$60,000	$975,567	$308,023	$-	$1,873,440	$3,217,030
Cost of goods sold	-	1,680,491	40,684	-	20,625	1,741,800
Gross profit	60,000	(704,924)	267,339	-	1,852,215	1,475,230

OPERATING EXPENSES
Selling, General and administrative expenses	97,270	680,817	539,933	4,378	2,403,648	3,726,046
Salaries and wages	99,470	674,659	12,154	3,135	50,800	840,218
Professional fees	331,558	34,223	322	449	108,563	475,115
Depreciation	1,256	41,576	1,777	-	6,194	50,803
Total Operating Expenses	529,554	1,431,275	554,186	7,962	2,569,205	5,092,182

LOSS FROM OPERATIONS	(469,554)	(2,136,199)	(286,847)	(7,962)	(716,390)	(3,616,952)

OTHER INCOME (EXPENSE)	2,382	24,025	-	27	39,546	65,980

Net Loss	$(467,172)	$(2,112,575)	$(286,847)	$(7,935)	$(676,844)	$(3,551,373)

During the three months ended October 31, 2019, our Indonesian entities generated sale of products through a direct marketing network of approximately $1.9 million.

During the three months ended October 31, 2019, our Malaysian entities generated advertising revenue from Yippi of approximately $976,000.

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

Three Months Ended October 31, 2018

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$451,303	$231,450	$-	$742,753
Cost of goods sold	-	97,261	20,238	-	117,499
Gross profit	60,000	354,042	211,212	-	625,254

OPERATING EXPENSES
Selling, General and administrative expenses	45,057	59,027	106,220	28,002	238,306
Salaries and wages	-	218,633	168,936	12,838	400,407
Professional fees	283,590	26,140	1,418	471	311,619
Depreciation	-	6,149	1,564	2,811	10,524
Total Operating Expenses	328,647	309,949	278,138	44,122	960,856

LOSS FROM OPERATIONS	(268,647)	44,093	(66,926)	(44,122)	(335,602)

OTHER INCOME (EXPENSE)	-	-	-	139	139

Net Loss	$(268,647)	$44,093	$(66,926)	$(43,983)	$(335,463)

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

The following table shows assets information by geographic segment at October 31, 2019:

As of October 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$9,330,627	$752,375	$723,562	$31,776	$6,394,356	$17,232,696
Operating lease right-of-use assets	92,565	22,290	13,888	9,295	195,760	333,798
Property and equipment	30,284	4,294,557	16,840	-	103,153	4,444,834
Intangible assets	-	11,718	-	-	-	11,718
Total assets	$9,453,476	$5,080,940	$754,290	$41,071	$6,693,269	$22,023,046

As of October 31, 2019, our USA parent company has current assets of $9.3 million, which primarily includes cash and cash equivalents of $9.2 million.

As of October 31, 2019, our Malaysian entities have current assets of $752,000, which primarily includes cash and cash equivalents of $109,000, prepaid expenses of $155,000 and accounts receivable of $481,000.

As of October 31, 2019, our Malaysian entities have property and equipment of $4.3 million, including land and building of $3.9 million, automobile of $140,000, leasehold improvement of $104,000 and furniture and equipment of $110,000

As of October 31, 2019, our Taiwan entity has current assets of $724,000, which primarily includes cash and cash equivalent of $521,000 and inventory of $154,000.

As of October 31, 2019, our Indonesian entities have current assets of $6.4 million, which primarily includes cash and cash equivalents of $2.7 million, inventory of $806,000 and prepaid expenses of $2.6 million.

As of October 31, 2019, our Indonesian entities have operating lease right-of-use assets of $196,000.

The following table shows assets information by geographic segment at July 31, 2019:

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

As of July 31, 2019, our USA parent company has current assets of $9.6 million, which primarily includes cash and cash equivalents of $9.5 million.

As of July 31, 2019, our Malaysian entities have current assets of $1.9 million, which primarily includes cash and cash equivalents of $1.2 million, prepaid expenses of $222,000 and accounts receivable of $194,000.

As of July 31, 2019, our Malaysian entities have property and equipment of $4.4 million, including land and building of $4 million, automobile of $151,000, leasehold improvement of $109,000 and tolls and equipment of $64,000.

As of July 31, 2019, our Taiwan entity has current assets of $1.0 million, which primarily includes cash and cash equivalent of $820,000 and inventory of $140,000.

As of July 31, 2019, our Indonesian entities have current assets of $6.6 million, which primarily includes cash and cash equivalents of $2.8 million, inventory of $507,000 and prepaid expenses of $3.0 million.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES (RESTATED)

On July 29, 2019, TOGL Technology entered into two Sale and Purchase Agreements (the “Second Mammoth Agreements”) with Mammoth, for the purchase of additional real estate located in the Empire Damansara. The Second Mammoth Agreements relate to the acquisition of an additional 11,614 square feet of space in the Empire Damansara. This additional space is located on the Level Basement 1 and Level Basement 3 of the building. Pursuant to the Second Mammoth Agreements, we entered into a Subscription Agreement with Mammoth dated July 29, 2019 for the purchase of an aggregate of 118,174 shares of our Common Stock for an aggregate purchase price of approximately $1,418,087, valued at $12.00 per share, which was the closing price of the shares on July 29, 2019 as reported by the OTC Markets Group Inc.’s (“OTCM”) Pink Open Market (“OTC Pink”). Mammoth agreed to pay the purchase price in the form of legal title to those certain portions of real estate set forth in the Mammoth Agreements. Legal title has not been passed to us and no shares have been issued pursuant to the Second Mammoth Agreements. We are still awaiting the bank serving as the bridging financier to disclaim its interest in such property in favor of TOGL Technology.

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s financial statements as of October 31, 2019, contained the following errors: (i) understatement of revenue of $471,044 and general and administrative expense of $860,637 and overstatement of cost of goods sold of $666,562; and (ii) understatement of prepaid commission of $2,353,924 and understatement of deferred revenue of $2,488,649.

Certain income statement items have been reclassified to conform to the 2020 fiscal year end presentation. These reclassifications had no impact on reported operating and net loss.

The effects of the adjustments on the Company’s previously issued financial statements as of October 31, 2019 and for the three months ended October 31, 2019 are summarized as follows:

	Originally		Restatement	As
ASSETS	Reported	Reclassification	Adjustment	Restated
Current Assets
Prepaid expense and other current assets	$890,430	-	$2,353,924	$3,244,354
Total Current Assets	14,878,772	-	2,353,924	17,232,696

TOTAL ASSETS	$19,669,122	-	$2,353,924	$22,023,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$2,787,099	-	$2,488,649	$5,275,748
Income tax payable	93,524	(8,471)	-	85,053
Total Current Liabilities	8,354,849	(8,471)	2,488,649	10,835,027
Deferred tax liabilities	-	8,471	-	8,471
Total Liabilities	8,577,144	(8,471)	2,488,649	11,065,793

Stockholders’ Equity
Accumulated deficit	(28,037,066)	-	(134,725)	(28,171,791)
Total Stockholders’ equity of Toga Ltd,	11,035,233	-	(134,725)	10,900,508
Total Stockholders’ equity	11,091,978	-	(134,725)	10,957,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,669,122	-	$2,353,924	$22,023,046

Three Months Ended October 31, 2019	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$2,745,986	-	$471,044	$3,217,030
Cost of goods sold	2,408,362	-	(666,562)	1,741,800
Gross profit	337,624	-	1,137,606	1,475,230

OPERATING EXPENSES
General and administrative expenses	4,180,742	(1,315,333)	860,637	3,726,046
Salaries and wages	-	840,218	-	840,218
Professional fees	-	475,115	-	475,115
Total Operating Expenses	4,231,545	-	860,637	5,092,182

LOSS FROM OPERATIONS	(3,893,921)	-	276,969	(3,616,952)

Loss before Income Taxes	(3,827,941)	-	276,969	(3,550,972)

NET LOSS	$(3,828,342)	-	$276,969	$(3,551,373)
Net loss attributable to non-controlling interest	(1,623)	-	-	(1,623)
Net loss attributable to Toga ltd.	$(3,826,719)	-	$276,969	$(3,549,750)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,759,165	-	-	90,759,165
NET LOSS PER COMMON SHARE	$(0.04)	$-	$0.00	$(0.04)

	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,828,342)		$276,969	$(3,551,373)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	309,219		194,075	503,294
Deferred revenue	1,004,847		(471,044)	533,803
Net cash used in operating activities	$(1,962,207)		$-	$(1,962,207)

NOTE 10. SUBSEQUENT EVENTS

Subsequent events are disclosed through the date these financial statements were originally issued on December 19, 2019.

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

In January 2019, TOGL Technology formed a wholly-owned subsidiary, Toga Vietnam Company Limited (“Toga Vietnam”), located in Vietnam. Toga Vietnam provides customer services support for Yippi users located in Vietnam.

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

Subsidiaries formed after October 31, 2019

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

Business Overview Subsequent to Quarter ended October 31, 2019

New Yippi Product Development – Subsequent to October 31, 2019

Between January and July 31, 2020, we launched new features within the Yippi App to enhance our user experience, including, but not limited to, new TRT features, which include relieving fatigue, relaxation and rejuvenation, and enhancements to live streaming, “yellow bean” social tokens, sticker artist profiles, social gamification, leaderboard, daily login reward, “Pong Pong” social networking, web instant messaging, text translation, eShop e-commerce, TogaGo user experience and “Go Cash” rewards points, and in-app Yipps purchasing through the Apple Appstore, Google Playstore, Alipay, and Huawei. “Go Cash” rewards points can be used as credits for users to receive discounts on future bookings made through TogaGo.

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

In May 2019, TOGL Technology entered into Yipps Agreements with each of Agel Enterprise International Sdn. Bhd., Malaysian corporation (“Agel”), Toga Japan Co. Ltd., a Japanese company (“Toga Japan”), and ShenZhen DingShang Network Technology Co. Ltd., a Chinese company (“ShenZhen DingShang”), for the purchase and distribution of Yipps. However, because of the COVID-19 pandemic, the Yipps Agreement with Agel was terminated in May 2020.

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

Acquisition of Eostre Bhd. – Subsequent to October 31, 2019

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

On May 1, 2020, we entered into a Supplier Agreement (the “Subtle Supplier Agreement”) with Subtle Energy Sciences, LLC, an Indiana limited liability company (“Subtle”), where Subtle agreed to provide us with an “Immunity” app developed by Subtle which included digital files, videos, audio files and images. Pursuant to the Subtle Supplier Agreement, we were granted the exclusive right to publish and market the app worldwide. We paid Subtle a one-time sum of $30,000 as consideration under the Subtle Supplier Agreement. In connection with the Subtle Supplier Agreement, we entered into a mutual agreement, dated May 15, 2020, with Dr. Anura Gnanasothi Kandasamy, a Malaysian individual (“Dr. Anura”), who agreed to act as Subtle’s agent under the Subtle Supplier Agreement and guarantee the delivery of Subtle’s obligations thereunder, including the delivery of a scientific report in connection with Subtle’s app, in exchange for a 10% commission from the total consideration payable under the Subtle Supplier Agreement. On June 1, 2020, we entered into a Collaboration Agreement (the “Subtle Collaboration Agreement”) with Subtle, for a period of two (2) years, which grants us the exclusive right in Asia and certain parts of the Middle East to market and sell Subtle’s products on our websites and mobile applications. We pay Subtle a monthly fee of the greater of 1% of gross sales of Subtle’s products or $16,000 per month. In connection with the Subtle Collaboration Agreement, we entered into a mutual agreement, dated June 1, 2020, with Dr. Anura, who agreed to act as Subtle’s agent under the Subtle Collaboration and guaranteed the delivery of a scientific report in connection with each of the 12 expected Subtle products to be delivered over the term of the Subtle Collaboration Agreement, in exchange for a 10% commission from the total consideration payable to Subtle under the Subtle Collaboration Agreement.

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Redbox Collaboration Agreement”) with Redbox Holdings Berhad, a Malaysian company (“Redbox”). On November 16, 2020, TOGL Technology entered into an App Development and Services Agreement with Redbox (the “Redbox App Development Agreement”). Redbox provides karaoke entertainment to the public via rentable rooms at public spaces such as shopping malls, where the public can book a karaoke room to sing. Pursuant to the Redbox Collaboration Agreement, TOGL Technology allows end users to purchase Redbox’s products within the Yippi App, using Yipps as the form of payment. Redbox may also promote its product, including providing discounts or promotions within the Yippi App. Both parties also have agreed to collaborate to expand each party’s respective business. The Redbox Collaboration Agreement grants a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use Redbox’s trademarks. The trademarks are not to be used for any purpose other than the purpose of the Redbox Collaboration Agreement without our, or Redbox’s, prior written consent, as applicable. Only Yipps can be used for paying for Redbox services or products, such as paying for karaoke rooms. Redbox pays TOGL Technology a portion of each transaction that utilized Yipps as the payment form. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. The initial term of the Redbox Collaboration Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. Pursuant to the Redbox App Development Agreement, TOGL Technology provides development and servicing of a social karaoke app for Redbox, and, in exchange, Redbox will pay TOGL Technology RM 1,000,000.00 for such services, payable in installments upon completion of certain milestones as set forth in the Redbox App Development Agreement.

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

On August 11, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Ideahom E-Shop Agreement”) with Ideahom Global Enterprise, a Malaysian company (“Ideahom”). Ideahom sells household appliance products, kitchen products and electrical appliances. Pursuant to the Ideahom E-Shop Agreement, Yippi users may purchase the Ideahom’s products through the Yippi App’s online E-Shop. The Ideahom E-Shop Agreement grants a non-exclusive, non-sublicensable, and non-transferable right for us to use Ideahom’s trademarks for promotion and sales within the Yippi App with Ideahom’s prior written consent. As consideration for featuring Ideahom’s products in the Yipp App’s E-Shop, TOGL Technology may retain a certain percentage from the sale of each of Ideahom’s products. The Ideahom E-Shop Agreement will expire on February 10, 2021 and will not be renewed.

Other Agreements

On June 1, 2020, TOGL Technology entered into a Talent Agency Appointment Agreement with De Top Entertainment, a Malaysian Company (“DTE Agency”), for services of Yumi Wong, an artist who works for DTE Agency, to be a promoting ambassador of the Yippi App and our other products and services. The agreement expires on May 31, 2021.

On July 1, 2020, TOGL Technology entered into a Research Grant Agreement (“Research Agreement”) with Universiti Telekom Sdn. Bhd., a Malaysian company (“UTSB”), which is the registered owner of Multimedia University, a private university that offers tertiary level education in multimedia and technology, among other subjects. TOGL Technology agreed to sponsor and fund a research project to be conducted by PhD postgraduate students attending UTSB to study the effects of extremely low frequency electric fields on cancer cells and normal cells (the “Project”). The Research Agreement expires on June 1, 2023. TOGL Technology agreed to provide RM 221,180 in three yearly installments of RM 118,580, RM 51,300, and RM 51,300 payable pursuant to certain milestones set forth in the Research Agreement. In exchange, TOGL Technology will own 90% of any intellectual property developed in connection with the Project, with UTSB owning the remaining 10%. TOGL Technology will be solely entitled to commercialize the intellectual property developed under the Project, and any profits derived from the commercialization will be divided in proportion to the parties respective ownership percentages of the intellectual property.

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

Advertising Agreements

During the fiscal year ended July 31, 2020, we entered into agreements with six different companies to provide advertising services for them on our Yippi app. Pursuant to these agreements, we generated an aggregate of approximately $100,000 per month. As of January 29, 2021 these agreements are still in effect.

Subsequent Event - COVID-19

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

On March 19, 2020, a Movement Control Order (the “MCO”) was issued by the Malaysian Prime Minister, which reduced movement within Malaysia, closed all offices within the country that were non-essential, cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. Eventually, the MCO was lifted as of June 9, 2020, and certain safe-distance and other controlling protocols (the Recovery Movement Control Order or “RMCO”) were put into place, which were in effect until December 31, 2020. As of January 26, the RMCO has been extended to March 31, 2021.

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

Results of Operations (Restated)

Three months ended October 31, 2019 Compared to Fiscal Three months ended October 31, 2018

	Three months ended
	October 31,
	2019	2018	Change	%
Revenue	$3,217,030	$742,753	$2,474,277	333.1%
Cost of Goods Sold	1,741,800	117,499	1,624,301	1,382.4%
Gross Profit	$1,475,230	$625,254	$849,976	135.9%
Gross Margin	45.86%	84.18%

Gross Margin by product for the three months ended October 31, 2019

	Product Sales	Advertising	Royalty Fee	Yippi	TogaGo	Total
Revenue	$2,176,756	$45,133	$60,000	$934,642	$499	$3,217,030
Cost of Goods Sold	51,428	-	-	1,245,546	444,826	1,741,800
Gross Profit (Loss)	$2,125,328	$45,133	$60,000	$(310,904)	$(444,327)	$1,475,230
Gross Margin	97,64%	100.00%	100.00%	(33.26)%	(89,043.49)%	45.86%

Gross Margin by product for the three months ended October 31, 2018

							Software Maintenance
	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	TogaGo	& Subscription	Total
Revenue	$231,450	$79,860	$60,000	$323,536	$-	$-	$47,907	$742,753
Cost of Goods Sold	20,238	-	-	-	97,261	-	-	117,499
Gross Profit (Loss)	$211,212	$79,860	$60,000	$323,536	$(97,261)	$-	$47,907	$625,254
Gross Margin	91.26%	100.00%	100.00%	100.00%	-	-	100.00%	84.18%

Revenue increased by approximately $2.5 million in the three months ended October 31, 2019, compared to the prior year period, driven primarily by $934,000 in Yippi in-app purchases, and approximately a $1.9 million increase in product sales.

Gross profit also increased by approximately $850,000 in the three months ended October 31, 2019, compared to the prior year period, due primarily to an increase in product sales of approximately 1.8 million, but offset by losses resulting from approximately $1.2 million of cost of goods sold in connection with [Yippi in-app purchases] and approximately $444,000 in [costs of goods sold] for TogaGo related to booking cost, hotel disbursement and handling charge, as well as the Company’s decision to no longer provide general management services to Agel in exchange for a management fee. Gross margin percentage decreased to 46% in the three months ended October 31, 2019 compared to 84% in the prior year period, primarily driven by the sales mix shift from the higher margin businesses of management and information technology to the lower margin business of Yippi in-app purchases. The Company has invested significantly in staff and infrastructure, which are in the early implementation stage, but management expects reductions in our general and administrative expenses as a percentage of revenue going forward.

	Three months ended
	October 31,
	2019	2018	Change	%
Operating expenses:
General and administrative expenses	$3,726,046	238,306	3,487,740	1,463.6%
Salaries and wages	840,218	400,407	439,811	109.8%
Professional fees	475,115	311,619	163,496	52.5%
Depreciation	50,803	10,524	40,279	382.7%
Total operating expenses	5,092,182	960,856	4,131,326	430.0%
Loss from Operations	(3,616,952)	(335,602)	(3,281,350)	977.8%
Other Income	65,980	139	65,841	47,367.6%
Net Loss	$(3,551,373)	(335,463)	(3,215,910)	958.6%

Net loss increased by approximately $3.2 million, or 958.6%, in the three months ended October 31, 2019, compared to the prior year period, due to an increase in operating expenses primarily attributed to the increases in general and administrative expenses. General and administrative expenses increased primarily due to the increase in sales and marketing commission of $2.3 million and advertising and promotion of $764,000 driven by increase in sales activities and advertising and marketing effort.

Segment Operating Performance

Our operating performance by segment are as follows for the three months ended October 31, 2019 and 2018:

Three months ended October 31, 2019:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$60,000	$975,567	$308,023	$-	$1,873,440	$3,217,030
Gross Profit	$60,000	$(704,924)	$267,339	$-	$1,852,815	$1,475,230
Gross Margin	100.00%	(72.26)%	86.79%	-	98.90%	45,86%
Net Loss	$(467,172)	$(2,112,575)	$(286,847)	$(7,935)	$(676,844)	$(3,551,373)

Three months ended October 31, 2018:

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$451,303	$231,450	$-	$742,753
Gross Profit	$60,000	$354,042	$211,212	$-	$625,254
Gross Margin	100.00%	78.45%	91.26%	-	84.18%
Net Loss	$(268,647)	$44,093	$(66,926)	$(43,983)	$(335,463)

During the three months ended October 31, 2019 most of the Company’s revenue was derived from Yippi in-app purchases in Malaysia, and product sales generated in Taiwan and Indonesia. Net loss increased by approximately $3.2 million due to the increase in operating expenses.

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

Liquidity and Capital Resources

	October 31,	July 31,
	2019	2019	Change	%
Cash and cash equivalents	$12,902,002	$14,916,556	$(2,014,554)	(13.5%)
Total Assets	$22,023,046	$23,554,425	$(1,531,379)	(6.5%)
Total Liabilities	$11,065,793	$9,049,782	$2,016,011	22.3%
Working Capital	$6,397,669	$10,080,247	$(3,682,578)	(36.5%)

As of October 31, 2019, our total assets were $22.0 million, and our total liabilities were $11.1 million. Liabilities were comprised primarily of current liabilities of $10.8 million, which included accounts payable and accrued liabilities of $5.3 million and deferred revenue of $5.3 million.

Our stockholders’ equity decreased from $14.5 million as of July 31, 2019 to $11.0 million as of October 31, 2019.

We had $12.9 million in cash as of October 31, 2019, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $28.2 million as of October 31, 2019 compared to accumulated deficit of approximately $24.6 million as of July 31, 2019.

Our working capital decreased by $3.7 from $10.1 million at July 31, 2019, as compared to $6.4 million at October 31, 2019, due primarily to the decrease in our current assets for the decrease by cash and cash equivalents of $2.0 million and the increase in our current liabilities, consisting of an increase in accounts payable and accrued liabilities of $1.1 million and deferred revenue of $534,000.

Cash Flow

	Three months ended
	October 31,		Change
	2019	2018	Amount	%
Cash Flows (used in) operating activities	$(1,962,207)	$(357,027)	$(1,605,180)	449.6%
Cash Flows (used in) investing activities	(77,769)	(20,566)	(57,203)	278.1%
Cash Flows provided by financing activities	62,525	1,249,938	(1,187,413)	(95.0)%
Effects on changes in foreign exchange rate	(37,103)	51,703	(88,806)	(171.8)%
Net change in cash and cash equivalents during period	$(2,014,554)	$924,048	$(2,938,602)	(318.0)%

Cash Flow from Operating Activities

As of October 31, 2019, we had not generated positive cash flow from operating activities. For the three months ended October 31, 2019, net cash flows used in operating activities was $2.0 million compared to $357,000 used during the three months ended October 31, 2018. Cash flows used in operating activities for the three months ended October 31, 2019, comprised of a net loss of $3.6 million, which was reduced by non-cash expenses of $51,000 for depreciation and $44,000 for stock-based compensation and a net change in working capital of $1.5 million. Cash flows used in operating activities for the three months ended October 31, 2018, comprised of a net loss of $335,000, which was reduced by non-cash expenses of $11,000 for depreciation and increased by a net change in working capital of $32,000.

Cash Flows from Investing Activities

During the three months ended October 31, 2019, we used $78,000 in investing activities for the purchase of property and equipment. During the three months ended October 31, 2018, we used $21,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the three months ended October 31, 2019, net cash provided by financing activities was $63,000, consisting of proceeds from related parties of $67,000, offset by repayment to related parties of $4,000. For the three months ended October 31, 2018, net cash provided by financing activities was $1.2 million, consisting of proceeds from the sale of shares of our common stock of $1.3 million and proceeds from related parties of $38,000, offset by repayment to related parties of $42,000.

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

For our critical accounting policies and estimates for “Revenue Recognition” and “Leases” see Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended October 31, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2019.

Off-Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending October 31, 2019 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

___________

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOGA LIMITED

Date: February 12, 2021	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

Date: February 12, 2021	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

