Form 10-Q/A
period 2020-01-31
Toga Ltd
filed 2021-02-18
CIK 1378125

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

The number of shares of the issuer’s common stock outstanding as of February 16, 2021 was 91,103,640 shares, par value $0.0001 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Toga Limited (the “Company”) for the quarterly period ended January 31, 2020 (the “Form 10-Q”), filed on March 16, 2020 with the Securities and Exchange Commission (the “SEC”).  This Amendment restates the Company’s financial statements in order to correct errors resulting from improper timing of revenue recognition from PT Toga International Indonesia (“PT Toga”), the Company’s wholly owned Indonesian subsidiary. In the course of preparing the Annual Report on Form 10-K for the annual period ended July 31, 2020, the Company’s management discovered that revenue recognition was occurring on the collection of proceeds rather than on the shipment of product. In addition, the related commissions expense is being restated to properly reflect these costs against the restated revenues, resulting in a prepaid commission asset balance for the portion of the commissions expense for which revenue recognition was deferred. A summary of the accounting impact of these adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three months and six months ended January 31, 2020 is provided at “Note 9. Restatement of Financial Statements.”

This Amendment also amends and includes a summary of updates to the business description of the Company to include descriptions of the Company’s direct marketing line of business and the Company’s general services agreement with a related party, both of which comprise the majority of the Company’s revenue during the quarterly period ended January 31, 2020. These discussions should be read in conjunction with the Company’s Form 10-K/A for the fiscal year ended July 31, 2019, as filed on February 8, 2021.

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

2

TOGA LIMITED

FORM 10-Q/A

Quarterly Period Ended January 31, 2020

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Toga Limited and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2020	2019
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$11,981,078	$14,916,556
Accounts receivable, net	1,572,195	89,056
Accounts receivable, net – related party	116,701	205,210
Prepaid expense and other current assets	2,282,754	3,747,648
Inventories	715,977	162,985
Total Current Assets	16,668,075	19,121,455

Operating lease right-of-use assets	257,739	-
Property and equipment	4,711,943	4,421,252
Intangible asset - goodwill	11,718	11,718
TOTAL ASSETS	$21,649,475	$23,554,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,432,688	$4,221,413
Due to related parties	77,131	1,083
Notes due to related parties	-	24,126
Deferred revenue	6,061,529	4,741,945
Income tax payable	12,157	52,641
Operating lease liabilities - current portion	215,913	-
Total Current Liabilities	11,799,418	9,041,208

Operating lease liabilities	41,826	-
Deferred tax liabilities	8,645	8,574
Total Liabilities	11,849,889	9,049,782

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 91,011,633 and 90,762,893 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	9,101	9,076
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	-	(3,000)
Additional paid-in capital	42,399,205	38,993,002
Accumulated deficit	(32,669,234)	(24,622,041)
Accumulated other comprehensive loss	10,455	69,238
Total Stockholders’ equity of Toga Ltd,	9,749,527	14,446,275
Non-controlling interest	50,059	58,368
Total Stockholders’ Equity	9,799,586	14,504,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,649,475	$23,554,425

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2020	2019	2020	2019
	(Restated)		(Restated)
Revenue	$5,447,206	$513,336	$8,444,527	$920,946
Revenue – related party	60,000	343,047	279,709	678,190
Cost of goods sold	(1,987,419)	(199,167)	(3,729,219)	(316,666)
Gross profit	3,519,787	657,216	4,995,017	1,282,470

OPERATING EXPENSES
Selling, general and administrative expenses	3,247,801	596,007	6,973,847	834,313
Salaries and wages	4,261,695	490,574	5,101,913	890,981
Professional fees	458,473	318,022	933,588	629,641
Depreciation	135,460	13,139	186,263	23,663
Total Operating Expenses	8,103,429	1,417,742	13,195,611	2,378,598

LOSS FROM OPERATIONS	(4,583,642)	(760,526)	(8,200,594)	(1,096,128)

OTHER INCOME (EXPENSE)
Other income	61,678	-	110,157	-
Interest income	20,647	2,547	38,533	2,721
Interest expense	(2,812)	(32)	(3,197)	(67)
Total Other Income (Expense)	79,513	2,515	145,493	2,654

Loss before Income Taxes	(4,504,129)	(758,011)	(8,055,101)	(1,093,474)

Income Tax Provision	-	(144,300)	(401)	(144,300)

Net Loss	$(4,504,129)	$(902,311)	$(8,055,502)	$(1,237,774)
Net loss attributable to non-controlling interest	(6,686)	-	(8,309)	-
Net loss attributable to Toga ltd.	$(4,497,443)	$(902,311)	$(8,047,193)	$(1,237,774)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(18,296)	122,885	(58,783)	95,378
TOTAL COMPREHENSIVE LOSS	$(4,522,425)	$(779,426)	$(8,114,285)	$(1,142,396)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,995,130	80,222,501	90,877,148	78,029,890
NET LOSS PER COMMON SHARE	$(0.05)	$(0.01)	$(0.09)	$(0.02)

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(Restated)

For the Six Months Ended January 31, 2020

						Accumulated
	Common Stock			Additional		Other	Non-	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	controlling Interest	Stockholders’ Equity

Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,622,041)	$69,238	$58,368	$14,504,643
Cancellation of common shares	(24,614)	(2)	-	2	-	-	-	-
Reissuance of previously cancelled shares	20,000	2	-	(2)	-	-	-	-
Issuance of stock options	-	-	-	44,470	-	-	-	44,470
Other comprehensive loss	-	-	-	-	-	(40,487)	-	(40,487)
Net loss	-	-	-	-	(3,549,750)	-	(1,623)	(3,551,373)
Balance - October 31, 2019	90,758,279	$9,076	$(3,000)	$39,037,472	$(28,171,791)	$28,751	$56,745	$10,957,253
Issuance of common shares for employee compensation	253,354	25	-	3,294,018	-	-	-	3,294,043
Issuance of stock options	-	-	-	43,589	-	-	-	43,589
Proceeds from common stock subscribed	-	-	3,000	-	-	-	-	3,000
Forgiveness of related party note	-	-	-	24,126	-	-	-	24,126
Other comprehensive loss	-	-	-	-	-	(18,296)	-	(18,296)
Net loss	-	-	-	-	(4,497,443)	-	(6,686)	(4,504,129)
Balance - January 31, 2020	91,011,633	$9,101	$-	$42,399,205	$(32,669,234)	$10,455	$50,059	$9,799,586

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended January 31, 2019

	Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	7,584	(3,000)	18,196,387	(14,686,922)	(81,503)	3,432,546
Issuance of common shares for cash	2,993,121	299	-	598,327	-	-	598,626
Issuance of common shares for digital currency	8,575,916	858	-	3,802,822	-	-	3,803,680
Cancellation of common shares	-	-	-	-	-	-	-
Other comprehensive gain	-	-	-	-	-	122,885	122,885
Net loss	-	-	-	-	(902,311)	-	(902,311)
Balance - January 31, 2019	87,406,316	$8,741	$(3,000)	$22,597,536	$(15,589,233)	$41,382	$7,055,426

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	January 31,
	2020	2019
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,055,502)	$(1,237,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	186,263	23,663
Stock based compensation	3,382,102	-
Changes in operating assets and liabilities:
Accounts receivable	(1,385,503)	290,180
Inventories	(538,320)	-
Prepaid expenses and other current assets	1,473,124	(193,019)
Accounts payable and accrued liabilities	1,124,069	252,794
Deferred revenue	1,319,256	(20,500)
Income tax payable	(40,412)	-
Operating lease liabilities	(76,059)	-
Net cash used in operating activities	(2,610,982)	(884,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(362,986)	(134,919)
Net cash used in investing activities	(362,986)	(134,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscribed	3,000	-
Proceeds from issuance of common stock	-	1,852,777
Proceeds from related parties	100,841	78,334
Repayment to related party	(24,793)	(56,524)
Net cash provided by financing activities	79,048	1,874,587

Effects on changes in foreign exchange rate	(40,558)	77,661

Net increase in cash and cash equivalents	(2,935,478)	932,673
Cash and cash equivalents - beginning of period	14,916,556	1,064,672
Cash and cash equivalents - end of period	$11,981,078	$1,997,345

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$2	$20
Reissuance of previously cancelled Common Stock	$2	$-
Debt forgiven by related party	$24,126	$-
Operating lease right-of-use assets	$333,798	$-
Common Stock issued for Digital Currency	$-	$3,803,680

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

The Company’s wholly-owned subsidiary TOGL Technology formed a wholly-owned subsidiary Toga Vietnam Company Limited (“Toga Vietnam”) in Vietnam on January 15, 2019, acquired 100% shares of WGS Discovery Tours & Travel in Malaysia on June 24, 2019, and acquired 67% of the shares in PT TOGL Technology Indonesia in Indonesia on May 24, 2019.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K/A of Toga Limited for the year ended July 31, 2019, that was filed with the SEC on February 8, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

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

Software Development

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed. As of January 31, 2020, none of the costs subsequent to technological feasibility associated with software and development met the criteria for capitalization.

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 6)

Income Taxes

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

The Company recognizes revenue in accordance with ASC 606 as defined above. During the six months ended January 31, 2020 and 2019, the Company derived its revenues from the following:

(1) The sale of products through a direct marketing network (approximately $5.5 million and $695,000 for six months ended January 31, 2020 and 2019, respectively and approximately $3.3 million and $464,000 for three months ended January 31, 2020 and 2019, respectively). Invoices are prepared for all sales of products through a direct marketing network. In accordance with ASC 606, revenues related to direct marketing network sales are recognized when:

•	The invoice has been generated and provided to the customer.
•	The performance obligations of delivery of products are stated in the invoice.
•	The transaction price has been identified in the invoice.
•	The Company has allocated the transaction price to performance obligation in the invoice.
•	The Company has shipped out the product and, therefore, satisfied the performance obligation.

(2) The in-app purchases through the Company’s mobile application called “Yippi” or the “Yippi App” (approximately $2.1 million and $0 for the six months ended January 31, 2020 and 2019, respectively and approximately $1.1 million and $0 for the three months ended January 31, 2020 and 2019, respectively). In accordance with ASC 606, revenue related to in-app purchases are recognized when:

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

(3) The hotel and flight feature (“TogaGo”) in the Yippi App (approximately $767,000 and $0 for six months ended January 31, 2020 and 2019, respectively and approximately $767,000 and $0 for three months ended January 31, 2020 and 2019, respectively). In accordance with ASC 606, revenue related to the TogaGo platform purchases are recognized when:

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

(4) Royalty fees ($240,000 and $120,000 for six months ended January 31, 2020 and 2019, respectively and $180,000 and $60,000 for three months ended January 31, 2020 and 2019, respectively). In accordance with ASC 606, related to royalty/licensing fees are recognized when:

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

(5) Advertising revenue (approximately $144,000 and $145,000 for six months ended January 31, 2020 and 2019, respectively and approximately $99,000 and $65,000 for three months ended January 31, 2020 and 2019, respectively). In accordance with ASC 606, related to in-app advertising are recognized when:

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

For the period ended January 31, 2020, deferred revenue was related to Yippi in-app purchases and sales of product.

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

The increase in deferred revenue for the three and six months ended January 31, 2020 is due to an increase from product sales not yet shipped and in the amount of Yipps credits that were purchased (but remained unused) compared to the amount of Yipps credits that were used during that period and, therefore, recognized as revenue during the period. Thus, the total amount of unused Yipps increased during the period.

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

Prepaid Commission

In connection with the sale of our Eostre branded products, we pay a commission to our independent agents. The commission is payable upon the sale of the products, not upon shipment of the products. The Company books the commission at the time of sale to a prepaid Commission account, included in prepaid expense and other current assets, and offsets this amount by booking a payable to the independent agent. At the time the product is shipped, and the obligation is fulfilled, the Company then recognizes commission expense out of the prepaid commission account. As of January 31, 2020, and July 31, 2019, the Company recorded in prepaid expense and other current assets $687,790 and $2,503,269, respectively, for prepaid commissions.

Concentration of Revenue by Customer

During the three and six months ended January 31, 2020 and 2019, the Company’s concentration of revenue for individual customers above 10% are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Agel Enterprises International Sdn. Bhd.	1.1%	40.1%	3.2%	42.4%
Shen Zhen Ding Shang Network Technology	23.7%	-%	27.7%	-%
AppAsia International Sdn. Bhd.	10.1%	-%	7.3%	-%

Concentration of Revenue by Country:

During the three and six months ended January 31, 2020 and 2019, the Company’s concentration of revenue by country are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Malaysia (TOGL Technology Sdn. Bhd)	42%	92%	41%	92%
Indonesia (PT Toga International Indonesia)	55%	-	56%	-%
United States (Toga Limited)	3%	8%	3%	8%

The Company attributes revenue from external customers to individual countries based upon the responsibility of the entity to fulfil the sales obligation and the entity from which the actual service is provided.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, ”Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of January 31, 2020, the Company’s accounts receivable are concentrated 54% with Shen Zhen Shi Ding Shang Internet Tech Co., 6.9% with Angel Enterprises International Sdn. Bhd. and 18% with AppAsia International Sdn Bhd.

As of July 31, 2019, the Company’s accounts receivable are concentrated 69.7% with Agel Enterprise International Sdn Bhd.

As of January 31, 2020, the Company’s accounts receivable are concentrated 98% in Malaysia (TOGL Technology Sdn. Bhd).

As of July 31, 2019, the Company’s accounts receivable are concentrated 93% in Malaysia (TOGL Technology Sdn. Bhd), 7% in United States (Toga Limited).

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

NOTE 3. PROPERTY AND EQUIPMENT

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

During the six months ended January 31, 2020 and 2019, the Company acquired property and equipment of $362,986 and $134,919, respectively.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of January 31, 2020 and July 31, 2019, accounts payable and accrued liabilities consisted of the following:

	January 31, 2020	July 31, 2019
Trades payable	$3,568,565	$3,948,695
Wages and commission accruals	1,175,584	166,752
Other accruals	688,539	105,966
	$5,432,688	$4,221,413

NOTE 5. DEFERRED REVENUE

Deferred revenue by segment were as follows:

	January 31, 2020	July 31, 2019
Malaysia	$5,256,880	$1,548,398
Taiwan	26,337	142,939
Indonesia	778,312	3,050,608
	$6,061,529	$4,741,945

Changes in deferred revenue were as follows:

Six Months Ended
January 31, 2020
Balance, beginning of period	$4,741,945
Deferral of revenue	9,568,549
Recognition of deferred revenue	(8,248,965)
Balance, end of period	$6,061,529

Deferred revenue is comprised of revenue associated with sale of products and Yippi in-apps purchase and the sales of product. Refer to the Revenue Recognition policy (Note 2). Deferred revenue meets the performance obligations required to recognize when the end-user of the in-apps purchases utilizes the points included in their in-app purchase.

Revenue allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $6,061,529 as of January 31, 2020. We expect to recognize all of this revenue over the next 12 months.

NOTE 6. RELATED PARTY TRANSACTIONS

Revenue and accounts receivable

During the six months ended January 31, 2020 and 2019, the Company recorded revenue of $279,709 and $678,190 from Agel, respectively. As of January 31, 2020 and July 31, 2019, the Company recorded accounts receivable from Agel of $116,701and $205,210, respectively.

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

NOTE 7. CHANGES IN EQUITY

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

•	253,039 shares of common stock were issued as employee compensation. The shares were valued at $3,289,507, based on trading prices.

•	315 shares of common stock issued valued at $4,536 to directors, based on trading prices.

During the year ended July 31, 2019, the Company issued 21,196,376 shares of common stock, as follows:

•	10,490,362 shares of common stock for cash of $2,098,073 to Agel, at a price of $0.20 per share.
•	9,078,998 shares of common stock issued for $4,878,440 of digital currency.
•	1,156,539 shares of common stock were issued as employee compensation. The shares were valued at $10,015,674, based on trading prices.
•	470,477 shares of common stock issued for the acquisition of real properties valued at $3,999,054.

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

NOTE 8. LEASES

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

NOTE 9. SEGMENT DISCLOSURE (RESTATED)

The following table shows operating activities information by geographic segment for the three and six months ended January 31, 2020 and 2019:

Three Months Ended January 31, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$180,000	$1,827,603	$315,495	$-	$3,184,108	$5,507,206
Cost of goods sold	-	1,226,464	30,485	-	730,470	1,987,419
Gross profit	180,000	601,139	285,010	-	2,453,638	3,519,787

OPERATING EXPENSES
General and administrative expenses	70,351	556,947	266,860	334	2,353,309	3,247,801
Salaries and wages	3,392,632	664,319	16,324	3,135	185,285	4,261,695
Professional fees	272,553	22,258	3,297	311	160,054	458,473
Depreciation	31,536	50,111	7,682	3,965	42,166	135,460
Total Operating Expenses	3,767,072	1,293,635	294,163	7,745	2,740,814	8,103,429

LOSS FROM OPERATIONS	(3,587,072)	(692,496)	(9,153)	(7,745)	(287,176)	(4,583,642)

OTHER INCOME (EXPENSE)	1,695	1,629	260	(22)	75,951	79,513

Net Loss	$(3,585,377)	$(690,867)	$(8,893)	$(7,767)	$(211,225)	$(4,504,129)

During the three months ended January 31, 2020, our Indonesian entities generated sale of products through a direct marketing network of approximately $3.2 million.

During the three months ended January 31, 2020, our Malaysian entities generated revenue from Yippi in-app purchases of approximately $1.1 million and revenue from our TogaGo platform of approximately $767,000.

During the three months ended January 31, 2020, our Taiwan branch generated revenue through the direct marketing network sales of approximately $315,000.

During the three months ended January 31, 2020, Toga Limited recognized royalty fee revenue of approximately $180,000 from Agel and Toga Japan.

During the three months ended January 31, 2020, our Malaysian (including Taiwan) and Indonesian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

Three Months Ended January 31, 2019

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$332,554	$463,829	$-	$856,383
Cost of goods sold	-	152,117	47,050	-	199,167
Gross profit	60,000	180,437	416,779	-	657,216

OPERATING EXPENSES
General and administrative expenses	20,557	68,678	512,367	(5,595)	596,007
Salaries and wages	-	456,449	18,136	15,989	490,574
Professional fees	247,681	48,088	2,821	19,432	318,022
Depreciation	-	8,518	1,788	2,833	13,139
Total Operating Expenses	268,238	581,733	535,112	32,659	1,417,742

LOSS FROM OPERATIONS	(208,238)	(401,296)	(118,333)	(32,659)	(760,526)

OTHER INCOME (EXPENSE)	-	2,231	154	130	2,515

Net Loss	$(208,238)	$(543,365)	$(118,179)	$(32,529)	$(902,311)

During the three months ended January 31, 2019, our Malaysian entities recognized management fee revenue of approximately $219,000 and advertising revenue of approximately $65,000.

During the three months ended January 31, 2019, our Taiwan branch generated revenue through the direct marketing network sales of approximately $464,000.

During the three months ended January 31, 2019, Toga Limited recognized royalty fee revenue of approximately $60,000 from Agel.

During the three months ended January 31, 2019, our Malaysian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

Six Months Ended January 31, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$2,803,170	$623,518	$-	$5,057,548	$8,724,236
Cost of goods sold	-	2,906,955	71,169	-	751,095	3,729,219
Gross profit	240,000	(103,785)	552,349	-	4,306,453	4,995,017

OPERATING EXPENSES
Selling, General and administrative expenses	167,621	1,237,764	806,793	4,712	4,756,957	6,973,847
Salaries and wages	3,492,102	1,338,978	28,478	6,270	236,085	5,101,913
Professional fees	604,111	56,481	3,619	760	268,617	933,588
Depreciation	32,792	91,687	9,459	3,965	48,360	186,263
Total Operating Expenses	4,296,626	2,724,910	848,349	15,707	5,310,019	13,195,611

LOSS FROM OPERATIONS	(4,056,626)	(2,828,695)	(296,000)	(15,707)	(1,003,566)	(8,200,594)

OTHER INCOME (EXPENSE)	4,077	25,654	260	5	115,497	145,493

Net Loss	$(4,052,549)	$(2,803,442)	$(295,740)	$(15,702)	$(888,069)	$(8,055,502)

During the six months ended January 31, 2020, our Indonesian entities generated sale of products through a direct marketing network of approximately $5.1 million.

During the six months ended January 31, 2020, our Malaysian entities generated revenue from Yippi in-app purchases of approximately $2.0 million and revenue from our TogaGo platform of approximately of $772,000.

During the six months ended January 31, 2020, our Taiwan branch generated revenue through the direct marketing network sales of approximately $624,000.

During the six months ended January 31, 2020, Toga Limited recognized royalty fee revenue of approximately $240,000 from Agel and Toga Japan.

During the six months ended January 31, 2020, our Malaysian (including Taiwan) and Indonesian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

Six Months Ended January 31, 2019

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$120,000	$783,857	$695,279	$-	$1,599,136
Cost of goods sold	-	249,378	67,288	-	316,666
Gross profit	120,000	534,479	627,991	-	1,282,470

OPERATING EXPENSES
Selling, General and administrative expenses	65,614	127,705	618,587	22,407	834,313
Salaries and wages	-	675,082	187,072	28,827	890,981
Professional fees	531,271	74,228	4,239	19,903	629,641
Depreciation	-	14,667	3,352	5,644	23,663
Total Operating Expenses	596,885	891,682	813,250	76,781	2,378,598

LOSS FROM OPERATIONS	(476,885)	(357,203)	(185,259)	(76,781)	(1,096,128)

OTHER INCOME (EXPENSE)	-	2,231	154	269	2,654

Net Loss	$(476,885)	$(499,272)	$(185,105)	$(76,512)	$(1,237,774)

During the six months ended January 31, 2019, our Malaysian entities recognized management fee revenue of $542,000 and advertising revenue of approximately $145,000.

During the six months ended January 31, 2019, our Taiwan branch generated revenue through the direct marketing network sales of approximately $695,000.

During the six months ended January 31, 2019, Toga Limited recognized royalty fee revenue of approximately $120,000 from Agel.

During the six months ended January 31, 2019, our Malaysian entities incurred general administrative expenses primarily related to maintenance of applications, corporate overhead, financial and administrative contracted services, professional fees, salaries and wages, legal fees for reorganization of the Company and costs incurred for potential acquisitions.

The following table shows assets information by geographic segment at January 31, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$8,951,144	$2,261,941	$671,651	$30,635	$4,752,704	$16,668,075
Operating lease right-of-use assets	65,089	14,919	8,027	5,330	164,374	257,739
Property and equipment, net	32,024	4,493,742	15,121	-	171,056	4,711,943
Intangible assets - goodwill	-	11,718	-	-	-	11,718
Total assets	$9,048,257	$6,782,320	$694,799	$35,965	$5,088,134	$21,649,475

As of January 31, 2020, our USA parent company has current assets of $8.9 million, which primarily includes cash and cash equivalents of $8.8 million.

As of January 31, 2020, our Malaysian entities have current assets of $2.3 million, which primarily includes cash and cash equivalents of $345,000, prepaid expenses and other current assets of $555,000 and accounts receivable of $1.4 million.

As of January 31, 2020, our Malaysian entities have property and equipment of $4.5 million, including land and building of $3.9 million, software of $145,000, automobile of $135,000, leasehold improvement of $99,000 and furniture and equipment of $110,000

As of January 31, 2020, our Taiwan entity has current assets of $672,000, which primarily includes cash and cash equivalent of $445,000 and inventory of $187,000.

As of January 31, 2020, our Indonesian entities have current assets of $5.1 million, which primarily includes cash and cash equivalents of $2.1 million, inventory of $521,000, prepaid expenses and other current assets of $1.8 million and accounts receivable of $300,000.

As of January 31, 2020, our Indonesian entities have operating lease right-of-use assets of $164,000.

NOTE 10. COMMITMENTS AND CONTINGENCIES (RESTATED)

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

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s financial statements as of January 31, 2020, contained the following errors: (i) understatement of revenue of $2,181,381 and general and administrative expense of $1,815,479, and overstatement of cost of goods sold of $655,965 and (ii) understatement of prepaid commission of $1,388,485 and deferred revenue of $778,312.

Certain income statement items have been reclassified to conform to the 2020 fiscal year end presentation. These reclassifications had no impact on reported operating and net loss.

The effects of the adjustments on the Company’s previously issued financial statements as at January 31, 2020 and for the three and six months ended January 31, 2020 are summarized as follows:

	Originally		Restatement	As
ASSETS	Reported	Reclassification	Adjustment	Restated
Current Assets
Prepaid expense and other current assets	$894,269	$-	$1,388,485	$2,282,754
Total Current Assets	15,279,590	-	1,388,485	16,668,075

TOTAL ASSETS	$20,260,990	$-	$1,388,485	$21,649,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$5,283,217	$-	$778,312	$6,061,529
Income tax payable	20,802	(8,645)	-	12,157
Total Current Liabilities	11,029,751	(8,645)	778,312	11,799,418

Deferred tax liabilities	-	8,645	-	8,645
Total Liabilities	11,071,577	-	778,312	11,849,889

Stockholders’ Equity
Accumulated deficit	(33,279,407)	-	610,173	(32,669,234)
Total Stockholders’ equity of Toga Ltd,	9,139,354	-	610,173	9,749,527
Total Stockholders’ equity	9,189,413	-	610,173	9,799,586
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,260,990	$-	$1,388,485	$21,649,475

Three Months Ended January 31, 2020	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$3,796,869	$-	$1,710,337	$5,507,206
Cost of goods sold	1,976,822	-	10,597	1,987,419
Gross profit	1,820,047	-	1,699,740	3,519,787

OPERATING EXPENSES
General and administrative expenses	2,292,959	-	954,842	3,247,801
Salaries and wages	4,261,695	-	-	4,261,695
Professional fees	458,473	-	-	458,473
Depreciation	135,460	-	-	135,460
Total Operating Expenses	7,148,587	-	954,842	8,103,429

LOSS FROM OPERATIONS	(5,328,540)	-	744,898	(4,583,642)

OTHER INCOME (EXPENSE)
Other income	-	61,678	-	61,678
Interest income	82,325	(61,678)	-	20,647
Total Other Income (Expense)	79,513	-	-	79,513

Loss before Income Taxes	(5,249,027)	-	744,898	(4,504,129)

NET LOSS	$(5,249,027)	$-	$744,898	$(4,504,129)
Net loss attributable to non-controlling interest	(6,686)	$-	$-	(6,686)
Net loss attributable to Toga ltd.	$(5,242,341)	$-	$744,898	$(4,497,443)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,995,130	-	-	90,995,130
NET LOSS PER COMMON SHARE	$(0.06)	$-	$0.01	$(0.05)

Six Months Ended January 31, 2020	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$6,542,855	$-	$2,181,381	$8,724,236
Cost of goods sold	4,385,184	-	(655,965)	3,729,219
Gross profit	2,157,671	-	2,837,346	4,995,017

OPERATING EXPENSES
General and administrative expenses	5,158,769	(401)	1,815,479	6,973,847
Total Operating Expenses	11,380,533	(401)	1,815,479	13,195,611

LOSS FROM OPERATIONS	(9,222,862)	401	1,021,867	(8,200,594)

OTHER INCOME (EXPENSE)
Other income	-	110,157	-	110,157
Interest income	148,690	(110,157)	-	38,533
Total Other Income (Expense)	145,493	-	-	145,493

Loss before Income Taxes	(9,077,369)	401	1,021,867	(8,055,101)

Income Tax Provision	-	(401)	-	(401)

NET LOSS	$(9,077,369)	$-	$1,021,867	$(8,055,502)
Add: Net loss attributable to non-controlling interest	(8,309)	$-	$-	(8,309)
Net loss attributable to Toga ltd.	$(9,069,060)	$-	$1,021,867	$(8,047,193)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,877,148	-	-	90,877,148
NET LOSS PER COMMON SHARE	$(0.10)	$-	$0.01	$(0.09)

	Originally	Restatement	As
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,077,369)	$1,021,867	$(8,055,502)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	313,610	1,159,514	1,473,124
Deferred revenue	3,500,637	(2,181,381)	1,319,256
Net cash used in operating activities	$(2,610,982)	$-	$(2,610,982)

NOTE 12. SUBSEQUENT EVENTS

Subsequent events are disclosed through the date these financial statements were originally issued on March 16, 2020.

The Company has evaluated subsequent events from January 31, 2020 through March 16, 2020, the date these financial statements were originally issued and determined there are no additional events requiring disclosure.

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

Subsidiaries

In September 2017, we formed TOGL Technology Sdn. Bhd. (“TOGL Technology”), a wholly-owned subsidiary located in Malaysia. In May 2018, TOGL Technology opened a branch office in Taiwan. The Company suspended operations of its Taiwan branch in July 2020 due to the novel coronavirus (“COVIID-19”). TOGL Technology offers technology and professional services to facilitate the use of technology by enterprises and end users. These services include software development, integration, maintenance, mobile services, and web applications. TOGL Technology also provides development of, and upgrades to, our mobile application, the Yippi App.

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

Subsidiaries formed after January 31, 2020

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

Target Market

The Yippi App is free for users and can be downloaded through the Apple App Store, Google Play, or the Amazon App Store. We are focused on increasing our users. Currently, our users are concentrated in Indonesia, Malaysia, China, Philippines, Vietnam, and Taiwan. The Yippi App is also available to users in the United States; however, the “Toga-Resonance Technology” (“TRT”) feature within the Yippi App is not available to users in the United States.

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

Business Overview Subsequent to Quarter ended January 31, 2020

New Yippi Product Development

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

We also offer digital downloads and applications that use our TRT. TRT is part of our wellness program and is designed to be a solution for electric and magnetic field (“EFM”) radiation, or emissions from wireless products or powered items. For example, our “headache” program application includes soothing nature sounds with video and a digital image for a user to use as his or her phone wallpaper.

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

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Gintell Collaboration Agreement”) with Gintell Rest N Go Sdn Bhd, a Malaysian company (“Gintell RNG”). On July 21, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Gintell E-Shop Agreement”) with Gintell Irest Sdn. Bhd., a Malaysian company and affiliate of Gintell RNG (“Gintell Irest” and, collectively with Gintell RNG, the “Gintell Companies”). On March 2, 2020, TOGL Technology also entered into a Sponsorship Agreement with Gintell Irest for the provision of certain of Gintell Irest’s products at two of our live streamed events broadcast on the Yippi App (the “Gintell Sponsorship Agreement”). The Gintell Companies are a healthcare retail chain store in Malaysia, which provides massage, exercise, and wellness products, such as massage chairs that are installed in public spaces and available for booking and use by customers in exchange for a fee. Pursuant to the Gintell Collaboration Agreement, TOGL Technology allows end users to purchase Gintell RNG’s products within the Yippi App, using Yipps as the form of payment. Pursuant to the Gintell E-Shop Agreement, Yippi users may also purchase Gintell Irest’s products through the Yippi App’s online E-Shop. The Gintell Companies may also promote its products, including providing discounts or promotions within the Yippi App. Both TOGL Technology and the Gintell Companies also have agreed to collaborate to expand each party’s respective business. Both the Gintell Collaboration Agreement and the Gintell E-Shop Agreement grant the Gintell Companies a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use the Gintell Companies’ trademarks. The trademarks are not to be used for any purpose other than this purpose without our, or the Gintell Companies’, prior written consent, as applicable. Yipps are intended to be the sole payment form accepted for Gintell RNG’s customers purchasing services or products, such as by using Yipps at a massage chair to redeem massage time and services. Under the Gintell Collaboration Agreement, Gintell RNG pays TOGL Technology a portion of each transaction that utilized Yipps as payment. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. Under the Gintell E-Shop Agreement, TOGL Technology may retain 15% from the sale of each of Gintell Irest’s products. The initial term of the Gintell Collaboration Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. The Gintell E-Shop Agreement expired on January 21, 2020, and may be renewed by mutual written agreement of the parties. The Gintell Sponsorship Agreement expired on December 31, 2020, and the Company is in the process of renewing the agreement.

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

Through February 15, 2021, we have not had any of our employees contract COVID-19. Should a significant number of our employees contract COVID-19, our ability to serve our customers in a timely fashion could be negatively impacted on our ability to serve customers in a timely fashion.

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

Results of Operations (Restated)

Three months ended January 31, 2020 Compared to Fiscal Three months ended January 31, 2019

	Three months ended
	January 31,
	2020	2019	Change	%
Revenue	$5,507,206	$856,383	$4,650,823	543.1%
Cost of Goods Sold	1,987,419	199,167	1,788,252	897.9%
Gross Profit	$3,519,787	$657,216	$2,862,571	435.6%
Gross Margin	63.91%	76.74%

Gross Margin by product for the three months ended January 31, 2020

	Product Sales	Advertising	Royalty Fee	Yippi	TogaGo	Total
Revenue	$3,332,796	$99,302	$180,000	$1,128,578	$766,530	$5,507,206
Cost of Goods Sold	595,341	-	-	1,134,544	257,534	1,987,419
Gross Profit (Loss)	$2,737,455	$99,302	$180,000	$(5,966)	$508,996	$3,519,787
Gross Margin	82.14%	100.00%	100.00%	(0.53)%	66.40%	63.91%

Gross Margin by product for the three months ended January 31, 2019

						Software Maintenance
	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	& Subscription	Total
Revenue	$463,828	$65,416	$60,000	$218,607	$-	$48,532	$856,383
Cost of Goods Sold	47,049	-	-	-	152,118	-	199,167
Gross Profit (Loss)	$416,779	$65,416	$60,000	$218,607	$(152,118)	$48,532	$657,216
Gross Margin	89.86%	100.00%	100.00%	100.00%	-	100.00%	76.74%

Revenue increased by approximately $4.7 million in the three months ended January 31, 2020, compared to the prior year period, driven primarily by a $1.1 million increase in Yippi in-app purchases, a $767,000 increase in TogaGo platform sales, and a $2.8 million increase in direct marketing network revenue.

Gross profit also increased by approximately $2.9 million in the three months ended January 31, 2020, compared to the prior year period, due primarily to an increase in product sales. Gross margin percentage decreased to 64% in the three months ended January 31, 2020 compared to 77% in the prior year period, primarily driven by the sales mix shift from the higher margin businesses of management and information technology to the lower margin business of Yippi in-app purchases. The Company has invested significantly in staff and infrastructure, which are in the early implementation stage, but management expects reductions in our general and administrative expenses as a percentage of revenue going forward.

	Three months ended
	January 31,
	2020	2019	Change	%
Operating expenses:
General and administrative expenses	$3,247,801	596,007	2,651,794	444.9%
Salaries and wages	4,261,695	490,574	3,771,121	768.7%
Professional fees	458,473	318,022	140,451	44.2%
Depreciation	135,460	13,139	122,321	931.0%
Total operating expenses	8,103,429	1,417,742	6,685,687	471.6%
Loss from Operations	(4,583,642)	(760,526)	3,823,116	502.7%
Other Income	79,513	2,515	76,998	3,061.6%
Net Loss	$(4,504,129)	(902,311)	3,601,818	399.2%

Net loss increased by approximately $3.6 million, or 399%, in the three months ended January 31, 2020, compared to the prior year period, due to an increase in operating expenses primarily attributed to the increases in general and administrative expenses and salary and wages. General and administrative expenses increased primarily due to the increase in sales and marketing commission of $1.7 million and advertising and promotion of $478,000 driven by increase in sales activities and advertising and marketing effort. Salaries and wages increased attributed primarily due to stock-based compensation from shares issued to employees and stock options granted to the CFO of the Company of $3.3 million and increase in payroll for workforce reinforcement in support of the corporate expansion of $467,000

Segment Operating Performance

Our operating performance by segment are as follows for the three months ended January 31, 2020 and 2019:

Three months ended January 31, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$180,000	$1,827,603	$315,495	$-	$3,184,108	$5,507,206
Gross Profit	$180,000	$601,139	$285,010	$-	$2,453,638	$3,519,787
Gross Margin	100.00%	32.89%	90.34%	-	77.06%	63.91%
Net Loss	$(3,585,377)	$(690,867)	$(8,893)	$(7,767)	$(211,225)	$(4,504,129)

Three months ended January 31, 2019:

	USA	Malaysia	Taiwan	Indonesia	Total
Revenue	$60,000	$332,554	$463,829	$-	$856,383
Gross Profit (Loss)	$60,000	$180,437	$416,779	$-	$657,216
Gross Margin	100.00%	54.26%	89.86%	-	76.74%
Net Loss	$(208,238)	$(543,365)	$(118,179)	$(32,529)	$(902,311)

Revenue increased $4.7 million driven by the growth across each of our segments primarily attributed to the increase in Yippi in-app purchases and TogaGo platform revenue in Malaysia and increase in direct marketing network revenue in Indonesia.

Six months ended January 31, 2020 Compared to Fiscal Six months ended January 31, 2019

	Six months ended
	January 31,
	2020	2019	Change	%
Revenue	$8,724,236	$1,599,136	$7,125,100	445.6%
Cost of Goods Sold	3,729,219	316,666	3,412,553	1,077.7%
Gross Profit	$4,995,017	$1,282,470	$3,712,547	289.5%
Gross Margin	57.25%	80.20%

Gross Margin by product for the six months ended January 31, 2020

	Product Sales	Advertising	Royalty Fee	Yippi	TogaGo	Total
Revenue	$5,509,552	$144,435	$240,000	$2,063,220	$767,029	$8,724,236
Cost of Goods Sold	646,769	-	-	2,380,090	702,360	3,729,219
Gross Profit (Loss)	$4,862,783	$144,435	$240,000	$(316,870)	$64,669	$4,995,017
Gross Margin	88.26%	100.00%	100.00%	(15.36)%	8.43%	57.25%

Gross Margin by product for the six months ended January 31, 2019

						Software Maintenance
	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	& Subscription	Total
Revenue	$695,278	$145,276	$120,000	$542,143	$-	$96,439	$1,599,136
Cost of Goods Sold	67,287	-	-	-	249,379	-	316,666
Gross Profit (Loss)	$627,991	$145,276	$120,000	$542,143	$(249,379)	$96,439	$1,282,470
Gross Margin	90.32%	100.00%	100.00%	100.00%	-	100.00%	80.20%

Revenue increased by approximately $7.1 million in the six months ended January 31, 2020, compared to the prior year period, primarily driven by a $2.1 million increase in Yippi in-app purchases, $767,000 increase in TogaGo platform sales and a $4.8 million increase in direct marketing network revenue.

Gross profit also increased by approximately $3.7 million in the six months ended January 31, 2020, compared to the prior year period, due to an increase in product sales. Gross margin percentage decreased to 57% in the six months ended January 31, 2020 compared to 80% in the prior year period, primarily driven by the sales mix shift from the higher margin businesses of management and information technology to the lower margin business of Yippi in-app purchases. The Company has invested significantly in staff and infrastructure, which are in the early implementation stage, but management expects reductions in our general and administrative expenses as a percentage of revenue.

	Six months ended
	January 31,
	2020	2019	Change	%
Operating expenses:
General and administrative expenses	$6,973,847	834,313	6,139,534	735.9%
Salaries and wages	5,101,913	890,981	4,210,932	472.6%
Professional fees	933,588	629,641	303,947	48.3%
Depreciation	186,263	23,663	162,600	687.1%
Total operating expenses	13,195,611	2,378,598	10,817,013	454.8%
Loss from Operations	(8,200,594)	(1,096,128)	7,104,466	648.1%
Other Income	145,493	2,654	142,839	5,382.0%
Net Loss	$(8,055,502)	(1,237,774)	6,817,728	550.8%

Net loss increased by approximately $6.8 million in the six months ended January 31, 2020, compared to the prior year period, due to an increase in operating expenses primarily attributed to the increases in general and administrative expenses and salaries and wages. General and administrative expenses increased primarily due to the increase in sales and marketing commission of $4.0 million and advertising and promotion of $1.2 million driven by increase in sales activities and advertising and marketing effort. Salaries and wages increased attributed to stock-based compensation from shares issued to employees and stock options granted to CFO of the Company of $3.4 million and increase in payroll for workforce reinforcement in support of the corporate expansion of $1 million.

Segment Operating Performance

Our operating performance by segment are as follows for the six months ended January 31, 2020 and 2019:

Six months ended January 31, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$2,803,170	$623,518	$-	$5,057,548	$8,724,236
Gross Profit	$240,000	$(103,785)	$552,349	$-	$4,306,453	$4,995,017
Gross Margin	100.00%	(3.70%)	88.59%	-	85.15%	57.25%
Net Loss	$(4,052,549)	$(2,803,442)	$(295,740)	$(15,702)	$(888,069)	$(8,055,502)

Six months ended January 31, 2019:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$120,000	$783,857	$695,279	$-	$-	$1,599,136
Gross Profit (Loss)	$120,000	$534,479	$627,991	$-	$-	$1,282,470
Gross Margin	100.00%	68.19%	90.32%	-	-	80.20%
Net Loss	$(476,885)	$(499,271)	$(185,105)	$-	$(76,512)	$(1,237,773)

Revenue increased $7.1 million driven by the growth across each of our segments primarily attributed to the increase in Yippi in-app purchase and TogaGo platform revenue in Malaysia and increase in direct marketing network revenue in Indonesia.

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

Liquidity and Capital Resources

	January 31,	July 31,
	2020	2019	Change	%
Cash and cash equivalents	$11,981,078	$14,916,556	$(2,935,478)	(19.7)%
Total Assets	$21,649,475	$23,554,425	$(1,904,950)	(8.1)%
Total Liabilities	$11,849,889	$9,049,782	$2,800,107	30.9%
Working Capital	$4,868,657	$10,080,247	$(5,211,590)	(51.7)%

As of January 31, 2020, our total assets were $21.6 million, and our total liabilities were $11.8 million. Liabilities were comprised primarily of current liabilities of $11.8 million, which included accounts payable and accrued liabilities of $5.4 million and deferred revenue of $6.1 million.

Our stockholders’ equity decreased from $14.4 million as of July 31, 2019 to $9.7 million as of January 31, 2020.

We had $12.0 million in cash as of January 31, 2020, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $32.7 million as of January 31, 2020 compared to accumulated deficit of approximately $24.6 million as of July 31, 2019.

Our working capital decreased by $5.2 from $10.1 million at July 31, 2019, as compared to $4.9 million at January 31, 2020, due primarily to the decrease in our current assets for the decrease by cash and cash equivalents of $3.0 million and the increase in our current liabilities, consisting of an increase in accounts payable and accrued liabilities of $1.2 million and deferred revenue of $1.3 million.

Cash Flow

	Six months ended
	January 31,		Change
	2020	2019	Amount	%
Cash Flows (used in) operating activities	$(2,610,982)	$(884,656)	$(1,726,326)	195.1%
Cash Flows (used in) investing activities	(362,986)	(134,919)	(228,067)	169.0%
Cash Flows provided by financing activities	79,048	1,874,587	(1,795,539)	(95.8%)
Effects on changes in foreign exchange rate	(40,558)	77,661	(118,219)	(152.2%)
Net change in cash and cash equivalents during period	$(2,935,478)	$932,673	$(3,868,151)	(414.7%)

Cash Flow from Operating Activities

As of January 31, 2020, we had not generated positive cash flow from operating activities. For the six months ended January 31, 2020, net cash flows used in operating activities was $2.6 million compared to $885,000 used during the six months ended January 31, 2019. Cash flows used in operating activities for the six months ended January 31, 2020, comprised of a net loss of $8.1 million, which was reduced by non-cash expenses of $186,000 for depreciation and $3.4 million for stock-based compensation and a net change in working capital of $1.9 million. Cash flows used in operating activities for the six months ended January 31, 2019, comprised of a net loss of $1.2 million, which was reduced by non-cash expenses of $24,000 for depreciation and increased by a net change in working capital of $329,000.

Cash Flows from Investing Activities

During the six months ended January 31, 2020, we used $363,000 in investing activities for the purchase of property and equipment. During the six months ended January 31, 2019, we used $135,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the six months ended January 31, 2020, net cash provided by financing activities was $79,000, consisting of proceeds from stock subscribed of $3,000, proceeds from related parties of $101,000, offset by repayment to related parties of $25,000. For the six months ended January 31, 2019, net cash provided by financing activities was $1.8 million, consisting of proceeds from the sale of shares of our common stock of $1.8 million and proceeds from related parties of $78,000, offset by repayment to related parties of $57,000.

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

For our critical accounting policies and estimates for “Revenue Recognition” and “Leases” see Note 2, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the six months ended January 31, 2020 from those disclosed in our Annual Report on Form 10-K/A for the year ended July 31, 2019, as filed with the SEC on February 8, 2021.

Off-Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending January 31,2020 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

___________

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOGA LIMITED

Date: February 17, 2021	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

Date: February 17, 2021	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

