Form 10-Q/A
period 2020-04-30
Toga Ltd
filed 2021-02-22
CIK 1378125

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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The number of shares of the issuer’s common stock outstanding as of February 18, 2021 was 91,013,640 shares, par value $0.0001 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Toga Limited (the “Company”) for the quarterly period ended April 30, 2020 (the “Form 10-Q”), filed on June 15, 2020 with the Securities and Exchange Commission (the “SEC”).  This Amendment restates the Company’s financial statements in order to correct errors resulting from improper timing of revenue recognition from PT. Toga International Indonesia (“PT Toga”), the Company’s wholly owned Indonesian subsidiary.  In the course of preparing the Annual Report on Form 10-K for the annual period ended July 31, 2020, the Company’s management discovered that revenue recognition was occurring on the collection of proceeds rather than on the shipment of product.  In addition, the related commissions expense is being restated to properly reflect these costs against the restated revenues, resulting in a prepaid commission asset balance for the portion of the commissions expense for which revenue recognition was deferred.   A summary of the accounting impact of these adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three and nine months ended April 30, 2020 is provided at “Note 11. Restatement of Financial Statements.”

This Amendment also amends and includes a summary of updates to the business description of the Company to include descriptions of the Company’s direct marketing line of business and the Company’s general services agreement with a related party, both of which comprise the majority of the Company’s revenue during the quarterly period ended April 30, 2020. These discussions should be read in conjunction with the Company’s Form 10-K/A for the fiscal year ended July 31, 2019 as filed on February 8, 2021.

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

2

TOGA LIMITED

FORM 10-Q/A

Quarterly Period Ended April 30, 2020

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Toga Limited and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2020	2019
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$11,269,840	$14,916,556
Accounts receivable, net	593,979	89,056
Accounts receivable, net – related party	40,000	205,210
Prepaid expense and other current assets	1,542,196	3,747,648
Inventories	889,527	162,985
Total Current Assets	14,335,542	19,121,455

Operating lease right-of-use assets	182,248	-
Property and equipment	4,309,445	4,421,252
Intangible asset - goodwill	11,718	11,718
TOTAL ASSETS	$18,838,953	$23,554,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,732,741	$4,221,413
Due to related parties	20,686	1,083
Notes due to related parties	-	24,126
Deferred revenue	5,629,520	4,741,945
Income tax payable	-	52,641
Operating lease liabilities - current portion	161,269	-
Total Current Liabilities	11,544,216	9,041,208

Operating lease liabilities	20,979	-
Deferred tax liabilities	8,344	8,574
Total Liabilities	11,573,539	9,049,782

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 91,011,633 and 90,762,893 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	9,101	9,076
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	-	(3,000)
Additional paid-in capital	42,242,668	38,993,002
Accumulated deficit	(35,002,026)	(24,622,041)
Accumulated other comprehensive loss	(11,142)	69,238
Total Stockholders’ equity of Toga Ltd,	7,238,601	14,446,275
Non-controlling interest	26,813	58,368
Total Stockholders’ Equity	7,265,414	14,504,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,838,953	$23,554,425

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2020	2019	2020	2019
	(Restated)		(Restated)
Revenue	$2,868,533	$522,492	$11,313,060	$1,443,438
Revenue from related party	60,000	592,624	339,709	1,270,814
Cost of goods sold	(2,568,519)	(178,814)	(6,297,738)	(495,480)
Gross profit	360,014	936,302	5,355,031	2,218,772

OPERATING EXPENSES
Selling, general and administrative expenses	1,263,827	483,431	8,237,674	1,317,744
Salaries and wages	650,030	7,333,695	5,751,943	8,224,676
Professional fees	683,938	216,824	1,617,526	846,465
Depreciation	137,468	18,311	323,731	41,974
Total Operating Expenses	2,735,263	8,052,261	15,930,874	10,430,859

LOSS FROM OPERATIONS	(2,375,249)	(7,115,959)	(10,575,843)	(8,212,087)

OTHER INCOME (EXPENSE)
Other income	5,072	-	115,228	-
Interest income	15,914	4,112	54,448	6,833
Interest expense	(1,775)	(118)	(4,972)	(185)
Total Other Income (Expense)	19,211	3,994	164,704	6,648

Loss before Income Taxes	(2,356,038)	(7,111,965)	(10,411,139)	(8,205,439)

Income Tax Provision	-	(124,593)	(401)	(268,893)

Net Loss	$(2,356,038)	$(7,236,558)	$(10,411,540)	$(8,474,332)
Net loss attributable to non-controlling interest	(23,246)	-	(31,555)	-
Net loss attributable to Toga ltd.	$(2,332,792)	$(7,236,558)	$(10,379,985)	$(8,474,332)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(21,597)	(121,785)	(80,380)	(26,407)
TOTAL COMPREHENSIVE LOSS	$(2,377,635)	$(7,358,343)	$(10,491,920)	$(8,500,739)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	91,003,291	80,222,501	90,921,322	78,029,890
NET LOSS PER COMMON SHARE	$(0.03)	$(0.09)	$(0.11)	$(0.11)

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Restated)

For the Nine Months Ended April 30, 2020

						Accumulated
	Common Stock			Additional		Other	Non-	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	controlling Interest	Stockholders’ Equity

Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,993,002	$(24,622,041)	$69,238	$58,368	$14,504,643
Cancellation of common shares	(24,614)	(2)	-	2	-	-	-	-
Reissuance of previously cancelled shares	20,000	2	-	(2)	-	-	-	-
Issuance of stock options	-	-	-	44,470	-	-	-	44,470
Other comprehensive loss	-	-	-	-	-	(40,487)	-	(40,487)
Net loss	-	-	-	-	(3,549,750)	-	(1,623)	(3,551,373)
Balance - October 31, 2019	90,758,279	$9,076	$(3,000)	$39,037,472	$(28,171,791)	$28,751	$56,745	$10,957,253
Issuance of common shares for employee compensation	253,354	25	-	3,294,018	-	-	-	3,294,043
Issuance of stock options	-	-	-	43,589	-	-	-	43,589
Proceeds from common stock subscribed	-	-	3,000	-	-	-	-	3,000
Forgiveness of related party note	-	-	-	24,126	-	-	-	24,126
Other comprehensive loss	-	-	-	-	-	(18,296)	-	(18,296)
Net loss	-	-	-	-	(4,497,443)	-	(6,686)	(4,504,129)
Balance - January 31, 2020	91,011,633	$9,101	$-	$42,399,205	$(32,669,234)	$10,455	$50,059	$9,799,586
Redemption of stock options	-	-	-	(156,537)	-	-	-	(156,537)
Other comprehensive loss	-	-	-	-	-	(21,597)	-	(21,597)
Net loss	-	-	-	-	(2,332,792)	-	(23,246)	(2,356,038)
Balance - April 30, 2020	91,011,633	$9,101	$-	$42,242,668	$(35,002,026)	$(11,142)	$26,813	$7,265,414

See accompanying notes to the unaudited condensed consolidated financial statements

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended April 30, 2019

						Accumulated
	Common Stock			Additional		Other	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity

Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$2,541,365
Issuance of common shares for cash	6,270,762	627	-	1,253,524	-	-	1,254,151
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-
Other comprehensive loss	-	-	-	-	-	(27,507)	(27,507)
Net loss	-	-	-	-	(335,463)	-	(335,463)
Balance - October 31, 2018	75,837,279	$7,584	$(3,000)	$18,196,387	$(14,686,922)	$(81,503)	$3,432,546
Issuance of common shares for cash	2,993,121	299	-	598,327	-	-	598,626
Issuance of common shares for digital currency	8,575,916	857	-	3,802,823	-	-	3,803,680
Other comprehensive income	-	-	-	-	-	122,885	122,885
Net loss	-	-	-	-	(902,311)	-	(902,311)
Balance - January 31, 2019	87,406,316	$8,740	$(3,000)	$22,597,537	$(15,589,233)	$41,382	$7,055,426
Issuance of common shares for cash	1,226,479	123	-	245,173	-	-	245,296
Issuance of common shares for digital currency	396,293	40	-	79,218	-	-	79,258
Issuance of common shares for services	782,948	78	-	6,805,219	-	-	6,805,297
Other comprehensive income	-	-	-	-	-	(121,785)	(121,785)
Net loss	-	-	-	-	(7,236,558)	-	(7,236,558)
Balance - April 30, 2019	89,812,036	$8,981	$(3,000)	$29,727,147	$(22,825,791)	$(80,403)	$6,826,934

See accompanying notes to the unaudited condensed consolidated financial statements.

Toga Limited and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	April 30,
	2020	2019
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,411,540)	$(8,474,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	323,731	41,974
Stock based compensation	3,382,102	6,805,297
Changes in operating assets and liabilities:
Accounts receivable	(340,306)	149,702
Inventories	(750,307)	(205,406)
Prepaid expenses and other current assets	2,155,890	(1,838,206)
Accounts payable and accrued liabilities	1,675,810	787,558
Deferred revenue	885,619	2,632,252
Income tax payable	(52,872)	-
Operating lease liabilities	(141,060)	-
Net cash used in operating activities	(3,272,933)	(101,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(247,333)	(198,017)
Net cash used in investing activities	(247,333)	(198,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscribed	3,000	-
Redemption of stock options	(156,537)	-
Proceeds from issuance of common stock	-	2,098,073
Proceeds from related parties	105,708	126,813
Repayment to related party	(86,105)	(74,927)
Net cash provided by (used in) financing activities	(133,934)	2,149,959

Effects on changes in foreign exchange rate	7,484	(98,153)

Net increase (decrease) in cash and cash equivalents	(3,646,716)	1,752,628
Cash and cash equivalents - beginning of period	14,916,556	1,064,672
Cash and cash equivalents - end of period	$11,269,840	$2,817,300

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$2	$20
Reissuance of previously cancelled Common Stock	$2	$-
Debt forgiven by related party	$24,126	$-
Operating lease right-of-use assets	$333,798	$-
Common Stock issued for Digital Currency	$-	$3,803,680

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all information and notes required for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K/A of Toga Limited for the year ended July 31, 2019, that was filed with the SEC on February 8, 2021.

When used in these notes, the terms "Toga Limited," "Company," "we," "us" and "our" mean Toga Limited and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020.

The unaudited consolidated condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2019, that was filed with the SEC on February 8, 2021.

Reclassification

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

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

As of April 30, 2020, the Company has no potentially dilutive securities.

Software Development

The Company accounts for all software and development costs in accordance with ASC 985-20 – Software. Accordingly, all costs incurred prior to establishing technological feasibility have been expensed. As of April 30, 2020, none of the costs subsequent to technological feasibility associated with software and development met the criteria for capitalization.

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

As of April 30, 2020 and July 31, 2019, the Company had inventories consisting of health and beauty products (finished goods) of $889,527 and $162,985, respectively.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Our subsidiary’s functional currency is the Malaysian Ringgit. All transactions initiated in Malaysian Ringgit (“MYR”), New Taiwan dollar and Vietnamese dong, and Indonesian rupiah are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

(1)	Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date.
(2)	Equity is translated at historical rates.
(3)	Revenue and expense items are translated at the average rate of exchange prevailing during the period.

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

The carrying amounts of cash, accounts receivable, prepaid expense deposits and other current assets,  accounts payable and accrued liabilities, due to related parties, and deferred revenue approximate fair value because of the short-term nature of these items.

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

Revenue Recognition (Restated)

In accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

The Company recognizes revenue in accordance with ASC 606 as defined above. During the nine months ended April 30, 2020 and 2019, the Company derived its revenues from the following:

(1) The sale of products through a direct marketing network (approximately $6.6 million and $1.2 million for nine months ended April 30, 2020 and 2019, respectively and approximately $1.1 million and $486,000 for 3 months ended April 30, 2020 and 2019, respectively). Invoices are prepared for all sales of products through a direct marketing network. In accordance with ASC 606, revenues related to direct marketing network sales are recognized when:

•	The invoice has been generated and provided to the customer.

•	The performance obligations of delivery of products are stated in the invoice.

•	The transaction price has been identified in the invoice.

•	The Company has allocated the transaction price to performance obligation in the invoice.

•	The Company has shipped out the product and, therefore, satisfied the performance obligation.

(2) The in-app purchases through the Company’s mobile application called “Yippi” or the “Yippi App” (approximately $3.4 million and $0 for the nine months ended April 30, 2020 and 2019, respectively and approximately $1.3 million and $0 for the three months ended April 30, 2020 and 2019, respectively). In accordance with ASC 606, revenue related to in-app purchases are recognized when:

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

(3) The hotel and flight feature (“TogaGo”) in the Yippi App (approximately $855,000 and $0 for nine months ended April 30, 2020 and 2019, respectively and approximately $88,000 and $0 for three months ended April 30, 2020 and 2019, respectively). In accordance with ASC 606, revenue related to the TogaGo platform purchases are recognized when:

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

(5) Advertising revenue (approximately $475,000 and $168,000 for nine months ended April 30, 2020 and 2019, respectively and approximately $330,000 and $23,000 for three months ended April 30, 2020 and 2019, respectively). In accordance with ASC 606, related to in-app advertising are recognized when:

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

For the period ended April 30, 2020, deferred revenue was related to Yippi in-app purchases and sales of product.

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

The increase in deferred revenue for the nine months ended April 30, 2020 is due to an increase in the amount of Yipps credits that were purchased (but remained unused) compared to the amount of Yipps credits that were used during that period and, therefore, recognized as revenue during the period. Thus, the total amount of unused Yipps increased during the period.

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

Prepaid Commission

In connection with the sale of our Eostre branded products, we pay a commission to our independent agents. The commission is payable upon the sale of the products, not upon shipment of the products. The Company books the commission at the time of sale to a prepaid Commission account, included in prepaid expense and other current assets, and offsets this amount by booking a payable to the independent agent. At the time the product is shipped, and the obligation is fulfilled, the Company then recognizes commission expense out of the prepaid commission account. As of April 30, 2020, and July 31, 2019, the Company recorded in prepaid expense and other current assets $95,356 and $2,503,269, respectively, for prepaid commissions.

Concentration of Revenue by Customer

During the three and nine months ended April 30, 2020 and 2019, the Company’s concentration of revenue for individual customers above 10% are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Agel Enterprises International Sdn Bhd	2%	53%	3%	47%
Shen Zhen Ding Shang Networks Technology Co. Ltd.	16%	-	20%	-

Concentration of Revenue by Country:

During the three and nine months ended April 30, 2020 and 2019, the Company’s concentration of revenue by country are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Malaysia (TOGL Technology)	63%	95%	45%	93%
Indonesia (Toga International)	33%	0%	52%	0%
United States (Toga Limited)	4%	5%	3%	7%

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

As of April 30, 2020, the largest concentrations of the Company’s accounts receivable by individual customer was 41% with Shen Zhen Ding Shang Networks Technology Co. Ltd. (“Ding Shang Networks Technology”). As of July 31, 2019, the Company’s accounts receivable are concentrated 69.7% with Agel Enterprise International Sdn Bhd.

As of April 30, 2020 and July 31, 2019, the largest concentration of the Company’s accounts receivable by country was 91% and 93% in Malaysia (TOGL Technology), respectively.

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

On March 19, 2020, a Movement Control Order (”MCO”) was issued by the Malaysian Prime Minister which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. While the MCO had an original duration of two weeks, it was extended numerous times but eventually the MCO was lifted as of June 9, 2020 with safe-distance and other controlling protocols in place (the Recovery Movement Control Order or “RMCO”) to protect customers and employees. As of January 26, the RMCO has been extended to March 31, 2021.

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

NOTE 3. PROPERTY AND EQUIPMENT

As of April 30, 2020 and July 31, 2019, property and equipment consisted of the following:

	April 30,	July 31,
	2020	2019
Building	$3,849,238	$4,019,563
Renovation	265,237	154,120
Fixtures and Furniture	113,749	69,557
Tools and Equipment	146,215	92,494
Vehicles	147,326	163,969
Computer Equipment	52,454	26,256
Total property and equipment	4,574,219	4,525,959
Accumulated depreciation	(264,774)	(104,707)
Property and equipment net	$4,309,445	$4,421,252

Depreciation expense for the nine months ended April 30, 2020 and 2019 was $323,731 and $41,974, respectively.

During the nine months ended April 30, 2020 and 2019, the Company acquired property and equipment of $247,333 and $198,017, respectively.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of April 30, 2020 and July 31, 2019, accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,
	2020	2019
Trades payable	$1,633,475	$3,948,695
Wages and commission accruals	1,077,425	166,752
Other accruals	3,021,841	105,966
	$5,732,741	$4,221,413

NOTE 5. DEFERRED REVENUE (RESTATED)

Deferred revenue by geographic segment were as follows:

	April 30,	July 31,
	2020	2019
Malaysia	$5,535,238	$1,548,398
Taiwan	67,833	142,939
Indonesia	26,449	3,050,608
	$5,629,520	$4,741,945

Changes in deferred revenue were as follows:

Nine Months Ended
April 30,
2020
Balance, beginning of period	$4,741,945
Deferral of revenue	11,802,428
Recognition of deferred revenue	(10,914,853)
Balance, end of period	$5,629,520

Deferred revenue is comprised of revenue associated with Yippi in-apps purchases and sales of product. Please refer to the Revenue Recognition policy set forth in Note 1, Summary of Significant Accounting Policies, for additional information. Deferred revenue meets the performance obligations required to recognize when the end-user of the in-apps purchases utilizes the points included in their in-app purchases.

Revenue allocated to remaining performance obligations, which includes deferred revenue was $5,629,520 as of April 30, 2020. We expect to recognize all of this revenue over the next 12 months.

NOTE 6. RELATED PARTY TRANSACTIONS

Revenue and Accounts Receivable

During the nine months ended April 30, 2020 and 2019, the Company recorded revenue of $339,709 and $1,270,814 from Agel, respectively. As of April 30, 2020 and July 31, 2019, the Company recorded accounts receivable from Agel of $40,000 and $205,210, respectively.

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

NOTE 7. CHANGES IN EQUITY

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

During the nine months ended April 30, 2019, the Company issued 20,245,519 shares of common stock, as follows:

•

Pursuant to the terms of a Subscription Agreement with the Company, Agel Enterprises, who is a related party, purchased 10,490,362 shares of common stock for cash in the amount of $2,098,073, at a price of $0.20 per share. No sales under this agreement has occurred since June 3, 2019.

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

NOTE 10. SEGEMENTED DISCLOSURE (RESTATED)

Operating Activities

The following table shows operating activities information by geographic segment for the three and nine months ended April 30, 2020 and 2019:

Three Months Ended April 30, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$120,000	$1,714,740	$120,259	$-	$973,534	$2,928,533
Cost of goods sold	-	1,783,830	42,187	-	742,502	2,568,519
Gross profit	120,000	(69,090)	78,072	-	231,032	360,014

OPERATING EXPENSES
General and administrative expenses	34,721	250,602	129,206	4,236	845,062	1,263,827
Salaries and wages	111,979	455,400	13,031	3,135	66,485	650,030
Professional fees	543,938	21,338	2,067	564	116,031	683,938
Depreciation	32,311	59,785	1,830	-	43,542	137,468
Total Operating Expenses	722,949	787,125	146,134	7,935	1,071,120	2,735,263

LOSS FROM OPERATIONS	(602,949)	(856,215)	(68,062)	(7,935)	(840,088)	(2,375,249)

OTHER INCOME (EXPENSE)	1,167	5,091	-	12	12,941	19,211

Net Loss	$(601,782)	$(851,124)	$(68,062)	$(7,923)	$(827,147)	$(2,356,038)

During the three months ended April 30, 2020, our Indonesian entities generated revenues of approximately $974,000 from the sale of products through a direct marketing network.

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

Three Months Ended April 30, 2019

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$60,000	$568,721	$486,395	$-	$-	$1,115,116
Cost of goods sold	-	133,662	45,152	-	-	178,814
Gross profit	60,000	435,059	441,243	-	-	936,302

OPERATING EXPENSES
General and administrative expenses	35,808	103,934	332,065	3,271	8,353	483,431
Salaries and wages	6,835,297	460,264	9,206	-	28,928	7,333,695
Professional fees	177,565	34,376	4,507	71	305	216,824
Depreciation	-	12,950	1,788	-	3,573	18,311
Total Operating Expenses	7,048,670	611,524	347,566	3,342	41,159	8,052,261

INCOME (LOSS) FROM OPERATIONS	(6,988,670)	(176,465)	93,677	(3,342)	(41,159)	(7,115,959)

OTHER INCOME (EXPENSE)	-	3,513	-	9	472	3,994

Net Income (Loss)	$(6,988,670)	$(297,545)	$93,677	$(3,333)	$(40,687)	$(7,236,558)

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

Nine Months Ended April 30, 2020

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$360,000	$4,517,910	$743,777	$-	$6,031,082	$11,652,769
Cost of goods sold	-	4,690,785	113,356	-	1,493,597	6,297,738
Gross profit	360,000	(172,875)	630,421	-	4,537,485	5,355,031

OPERATING EXPENSES
General and administrative expenses	202,342	1,488,365	935,999	8,948	5,602,020	8,237,674
Salaries and wages	3,604,081	1,794,378	41,509	9,405	302,570	5,751,943
Professional fees	1,148,049	77,819	5,686	1,324	384,648	1,617,526
Depreciation	65,103	151,472	11,289	3,965	91,902	323,731
Total Operating Expenses	5,019,575	3,512,034	994,483	23,642	6,381,140	15,930,874

LOSS FROM OPERATIONS	(4,659,575)	(3,684,909)	(364,062)	(23,642)	(1,843,655)	(10,575,843)

OTHER INCOME (EXPENSE)	5,244	30,745	260	17	128,438	164,704

Net Loss	$(4,654,331)	$(3,654,565)	$(363,802)	$(23,625)	$(1,715,217)	$(10,411,540)

During the nine months ended April 30, 2020, our Indonesian entities generated revenues of approximately $5.9 million from the sale of products through a direct marketing network and revenues of approximately $181,000 from Yippi in-app purchases.

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

Nine Months Ended April 30, 2019

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$180,000	$1,352,578	$1,181,674	$-	$-	$2,714,252
Cost of goods sold	-	383,040	112,440	-	-	495,480
Gross profit	180,000	969,538	1,069,234	-	-	2,218,772

OPERATING EXPENSES
General and administrative expenses	101,422	231,639	950,652	3,271	30,760	1,317,744
Salaries and wages	6,835,297	1,135,346	196,278	-	57,755	8,224,676
Professional fees	708,836	108,604	8,746	71	20,208	846,465
Depreciation	-	27,617	5,140	-	9,217	41,974
Total Operating Expenses	7,645,555	1,503,206	1,160,816	3,342	117,940	10,430,859

LOSS FROM OPERATIONS	(7,465,555)	(533,668)	(91,582)	(3,342)	(117,940)	(8,212,087)

OTHER INCOME (EXPENSE)	-	5,744	154	9	741	6,648

Net Loss	$(7,465,555)	$(796,817)	$(91,428)	$(3,333)	$(117,199)	$(8,474,332)

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

Asset Information

The following table shows asset information by geographic segment at April 30, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Current assets	$8,601,593	$2,353,089	$445,110	$27,203	$2,908,547	$14,335,542
Operating lease right-of-use assets	37,362	7,489	2,030	1,337	134,030	182,248
Property and equipment, net	33,402	4,093,785	13,539	-	168,719	4,309,445
Intangible assets - goodwill	-	11,718	-	-	-	11,718
Total assets	$8,672,357	$6,466,081	$460,679	$28,540	$3,211,296	$18,838,953

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

As of April 30, 2020, our Indonesian entities had current assets of $2.9 million, which primarily included cash and cash equivalents of $1.1 million, inventory of $679,000, and prepaid expenses and other current assets of $1.0 million.

As of April 30, 2020, our Indonesian entities had property and equipment of $169,000, which included renovation costs of $75,000.

As of April 30, 2020, our Indonesian entities had operating lease right-of-use assets of $134,000.

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements as of April 30, 2020, contained the following errors: (i) understatement of revenue of $2,933,244 and general and administrative expense of $2,407,912, and overstatement of cost of goods sold of $38,040 and (ii) understatement of prepaid commission of $178,127 and deferred revenue of $26,449.

Certain income statement items have been reclassified to conform to the 2020 fiscal year end presentation.  These reclassifications had no impact on reported operating and net loss.

The effects of the adjustments on the Company’s previously issued financial statements as at April 30, 2020 and for the three and nine months ended April 30, 2020 are summarized as follows:

	Originally		Restatement	As
ASSETS	Reported	Reclassification	Adjustment	Restated
Current Assets
Accounts receivable, net	$633,979	$(40,000)	$-	$593,979
Accounts receivable, net - related party	-	40,000	-	40,000
Prepaid expense and other current assets	1,364,069	-	178,127	1,542,196
Total Current Assets	14,157,415	-	178,127	14,335,542

TOTAL ASSETS	$18,660,826	$-	$178,127	$18,838,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$5,603,071	$-	$26,449	$5,629,520
Total Current Liabilities	11,517,767	-	26,449	11,544,216

Stockholders’ Equity
Accumulated deficit	(35,153,704)	-	151,678	(35,002,026)
Total Stockholders’ equity of Toga Ltd,	7,086,923	-	151,678	7,238,601
Total Stockholders’ equity	7,113,736	-	151,678	7,265,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,660,826	$-	$178,127	$18,838,953

Three Months Ended April 30, 2020	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$2,176,670	$(60,000)	$751,863	$2,868,533
Revenue from related party	-	60,000	-	60,000
Cost of goods sold	1,950,594	-	617,925	2,568,519
Gross profit	226,076	-	133,938	360,014

OPERATING EXPENSES
General and administrative expenses	671,394	-	592,433	1,263,827
Total Operating Expenses	2,142,830	-	592,433	2,735,263

LOSS FROM OPERATIONS	(1,916,754)	-	(458,495)	(2,375,249)

Loss before Income Taxes	(1,897,543)	-	(458,495)	(2,356,038)

NET LOSS	$(1,897,543)	$-	$(458,495)	$(2,356,038)
Net loss attributable to non-controlling interest	(23,246)	-	-	(23,246)
Net loss attributable to Toga ltd.	$(1,874,297)	$-	$(458,495)	$(2,332,792)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	91,003,291	-	-	91,003,291
NET LOSS PER COMMON SHARE	$(0.02)	$-	$(0.01)	$(0.03)

Nine Months Ended April 30, 2020	Originally		Restatement	As
	Reported	Reclassification	Adjustment	Restated
Revenue	$8,719,525	$(339,709)	$2,933,244	$11,313,060
Revenue from related party	-	339,709	-	339,709
Cost of goods sold	6,335,778	-	(38,040)	6,297,738
Gross profit	2,383,747	-	2,971,284	5,355,031

OPERATING EXPENSES
General and administrative expenses	5,830,163	(401)	2,407,912	8,237,674
Total Operating Expenses	13,523,363	(401)	2,407,912	15,930,874

LOSS FROM OPERATIONS	(11,139,616)	401	563,372	(10,575,843)

Loss before Income Taxes	(10,974,912)	401	563,372	(10,411,139)

NET LOSS	$(10,974,912)	$-	$563,372	$(10,411,540)
Net loss attributable to non-controlling interest	(31,555)	-	-	(31,555)
Net loss attributable to Toga ltd.	$(10,943,357)	$-	$563,372	$(10,379,985)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,921,322	-	-	90,921,322
NET LOSS PER COMMON SHARE	$(0.12)	$-	$0.01	$(0.11)

	Originally	Restatement	As
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,974,912)	$563,372	$(10,411,540)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(213,982)	2,369,872	2,155,890
Deferred revenue	3,818,863	(2,933,244)	885,619
Net cash used in operating activities	$(3,272,933)	$-	$(3,272,933)

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2020 through June 15, 2020, the date these financial statements were originally issued and determined the following events require disclosure:

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

As of June 15, 2020, the purchase price had not been deposited into the bank account of Eostre, and the shares had yet to be issued.

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

Subsidiaries formed after April 30, 2020

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

Business Overview Subsequent to Quarter ended April 30, 2020

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

On June 1, 2020, Eostre began doing business with independent agents, some of which were located in China.  The Company entered into an arrangement with Ding Shang Networks Technology to facilitate doing business with such agents.  This arrangement allowed agents to pay Ding Shang Networks Technology for Eostre products, and for Eostre to have Ding Shang Networks Technology pay commission to the agents on the Company’s behalf.  This arrangement has not been memorialized in writing yet between Eostre and Ding Shang Networks Technology.

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

We also offer digital downloads and applications that use our Toga-Resonance Technology. TRT is part of our wellness program and is designed to be a solution for electric and magnetic field (“EFM”) radiation, or emissions from wireless products or powered items. For example, our “headache” program application includes soothing nature sounds with video and a digital image for a user to use as his or her phone wallpaper.

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

In an effort to attract independent agents, Eostre advanced member points to four top leaders within Eostre’s direct marketing network.  The Company, subsequent to April 30, 2020, advanced these member points to such agents in order to rapidly deploy and begin facilitating sales within the new Eostre network.  These agreements with these top four leaders are to be repaid within with 12 months (by May 31, 2021) and are to be paid directly to the Company in cash.

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

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Gintell Collaboration Agreement”) with Gintell Rest N Go Sdn Bhd, a Malaysian company (“Gintell RNG”). On July 21, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Gintell E-Shop Agreement”) with Gintell Irest Sdn. Bhd., a Malaysian company and affiliate of Gintell RNG (“Gintell Irest” and, collectively with Gintell RNG, the “Gintell Companies”). On March 2, 2020, TOGL Technology also entered into a Sponsorship Agreement with Gintell Irest for the provision of certain of Gintell Irest’s products at two of our live streamed events broadcast on the Yippi App (the “Gintell Sponsorship Agreement”). The Gintell Companies are a healthcare retail chain store in Malaysia, which provides massage, exercise, and wellness products, such as massage chairs that are installed in public spaces and available for booking and use by customers in exchange for a fee. Pursuant to the Gintell Collaboration Agreement, TOGL Technology allows end users to purchase Gintell RNG’s products within the Yippi App, using Yipps as the form of payment. Pursuant to the Gintell E-Shop Agreement, Yippi users may also purchase Gintell Irest’s products through the Yippi App’s online E-Shop. The Gintell Companies may also promote its products, including providing discounts or promotions within the Yippi App. Both TOGL Technology and the Gintell Companies also have agreed to collaborate to expand each party’s respective business. Both the Gintell Collaboration Agreement and the Gintell E-Shop Agreement grant the Gintell Companies a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use the Gintell Companies’ trademarks. The trademarks are not to be used for any purpose other than this purpose without our, or the Gintell Companies’, prior written consent, as applicable. Yipps are intended to be the sole payment form accepted for Gintell RNG’s customers purchasing services or products, such as by using Yipps at a massage chair to redeem massage time and services. Under the Gintell Collaboration Agreement, Gintell RNG pays TOGL Technology a portion of each transaction that utilized Yipps as payment. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. Under the Gintell E-Shop Agreement, TOGL Technology may retain 15% from the sale of each of Gintell Irest’s products. The initial term of the Gintell Collaboration Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. The Gintell E-Shop Agreement expired on January 21, 2020, and may be renewed by mutual written agreement of the parties. The Gintell Sponsorship Agreement expired on December 31, 2020, unless terminated earlier or renewed pursuant to the agreement.

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

On March 19, 2020, a Movement Control Order (the “MCO”) was issued by the Malaysian Prime Minister, which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. Eventually, the MCO was lifted as of June 9, 2020, and certain safe-distance and other controlling protocols (the Recovery Movement Control Order or “RMCO”) were put into place, which were in effect until December 31, 2020. As of January 26, the RMCO has been extended to March 31, 2021.

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

Results of Operations

Three months ended April 30, 2020 Compared to Fiscal Three months ended April 30, 2019

	Three months ended
	April 30,
	2020	2019	Change	%
Revenue	$2,928,533	$1,115,116	$1,813,417	162.6%
Cost of Goods Sold	2,568,519	178,814	2,389,705	1,336.4%
Gross Profit	$360,014	$936,302	$(576,288)	(61.5%)
Gross Margin	12.29%	83.96%

Gross Margin by product for the three months ended April 30, 2020

	Product Sales	Advertising	Royalty Fee	Yippi	TogaGo	Total
Revenue	$1,080,282	$330,108	$120,000	$1,309,691	$88,452	$2,928,533
Cost of Goods Sold	763,446	-	-	1,723,337	81,736	2,568,519
Gross Profit (Loss)	$316,836	$330,108	$120,000	$(413,646)	$6,716	$360,014
Gross Margin	29.33%	100.00%	100.00%	(31.58%)	7.59%	12.29%

Gross Margin by product for the three months ended April 30, 2019

	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	TogaGo	Software Maintenance & Subscription	Total
Revenue	$486,396	$22,720	$60,000	$530,487	$-	$-	$15,513	$1,115,116
Cost of Goods Sold	44,097	-	-	-	133,593	1,124	-	178,814
Gross Profit (Loss)	$442,299	$22,720	$60,000	$530,487	$(133,593)	$(1,124)	$15,513	$936,302
Gross Margin	90.93%	100.00%	100.00%	100.00%	-	-	100.00%	83.96%

Due to the steady growth of Yippi in-apps purchases and TogaGo platform sales over the last three quarters, total revenue increased by approximately $1.8 million, during the quarter ended April 30, 2020 due to the increase in Yippi in-app purchases of $1.3 million and product sales from direct marketing network revenue of approximately $594,000. There have been no management fees during the first three quarters.

Cost of goods sold increased by approximately $2.4 million due to the increase in cost Yippi app purchase of $1.6 million.

Gross profit decreased by approximately $576,000 or 62%, during the quarter ended April 30, 2020 due to the increase in cost of goods sold. Gross margin percentage decreased from 84% to 12% driven by sales mix shift from the higher margin businesses of management and information technology to the lower margin business of Yippi in-app purchases and TogaGo platform sales. The Company has invested significantly on the development of system and platform in support of the Yippi App and TogaGo platform operations in the early implementation stage but management expects reductions in cost of sales and increases in gross margin gradually over time.

	Three months ended
	April 30,
	2020	2019	Change	%
Operating expenses:
General and administrative expenses	$1,263,827	483,431	780,396	161.4%
Salaries and wages	650,030	7,333,695	(6,683,665)	(91.1%)
Professional fees	683,938	216,824	467,114	215.4%
Depreciation	137,468	18,311	119,157	650.7%
Total operating expenses	2,735,263	8,052,261	(5,316,998)	(66.0%)
Loss from Operations	(2,375,249)	(7,115,959)	(4,740,710)	(66.6%)
Other Income	19,211	3,994	15,217	381.0%
Net Loss	$(2,356,038)	(7,236,558)	(4,880,520)	(67.4%)

Net loss decreased by approximately $4.9 million in the three months ended April 30, 2020, compared to the prior year period, due to a decrease in operating expenses primarily attributed to the decreases in salary and wages. Salaries and wages decreased attributed primarily due to stock-based compensation of approximately $6.8 million. During the three months ended April 30, 2019, the Company issued 782,948 shares of the Company’s common stock as employee compensation.

Segment Operating Performance

Our operating performance by segment are as follows for the three months ended April 30, 2020 and 2019:

Three months ended April 30, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$120,000	$1,714,740	$120,259	$-	$973,534	$2,928,533
Gross Profit	$120,000	$(69,090)	$78,072	$-	$231,032	$360,014
Gross Margin	100.00%	(4.03%)	64.92%	-	23.73%	12.29%
Net Loss	$(601,782)	$(851,124)	$(68,062)	$(7,923)	$(827,147)	$(2,356,038)

Three months ended April 30, 2019:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$60,000	$568,721	$486,395	$-	$-	$1,115,116
Gross Profit (Loss)	$60,000	$435,059	$441,243	$-	$-	$936,302
Gross Margin	100.00%	76.50%	90.72%	-	-	83.96%
Net Loss	$(6,988,670)	$(297,545)	$93,677	$(3,333)	$(40,687)	$(7,236,558)

Revenue increased $1.8 million driven by the growth across each of our segments primarily attributed to the increase in Yippi in-app purchase and TogaGo platform revenue in Malaysia and increase in direct marketing network revenue in Indonesia.

Nine months ended April 30, 2020 Compared to Fiscal Nine months ended April 30, 2019

	Nine months ended
	April 30,
	2020	2019	Change	%
Revenue	$11,652,769	$2,714,252	$8,938,517	329.3%
Cost of Goods Sold	6,297,738	495,480	5,802,258	1,171.0%
Gross Profit	$5,355,031	$2,218,772	$3,136,259	141.4%
Gross Margin	45.96%	81.75%

Gross Margin by product for the nine months ended April 30, 2020

	Product Sales	Advertising	Royalty Fee	Yippi	TogaGo	Total
Revenue	$6,589,834	$474,543	$360,000	$3,372,911	$855,481	$11,652,769
Cost of Goods Sold	1,410,215	-	-	4,103,427	784,096	6,297,738
Gross Profit (Loss)	$5,179,619	$474,543	$360,000	$(730,516)	$71,385	$5,355,031
Gross Margin	78.60%	100.00%	100.00%	(21.66%)	8.34%	45.96%

Gross Margin by product for the nine months ended April 30, 2019

	Product Sales	Advertising	Royalty Fee	Management Fee	Yippi	TogaGo	Software Maintenance & Subscription	Total
Revenue	$1,181,674	$167,996	$180,000	$1,072,630	$-	$-	$111,952	$2,714,252
Cost of Goods Sold	111,384	-	-	-	382,972	1,124	-	495,480
Gross Profit (Loss)	$1,070,290	$167,996	$180,000	$1,072,630	$(382,972)	$(1,124)	$111,952	$2,218,772
Gross Margin	90.57%	100.00%	100.00%	100.00%	-	-	100.00%	81.75%

Revenue increased by approximately $8.9 million in the nine months ended April 30, 2020, compared to the prior year period, driven by a $3.4 million increase in Yippi in-app purchases, $855,000 increase in TogaGo platform sales and a $5.4 million increase in product sales from direct marketing network revenue.

Gross profit also increased by approximately $3.1 million in the nine months ended April 30, 2020, compared to the prior year period, due to an increase in product sales. Gross margin percentage decreased to 46% in the nine months ended April 30, 2020 compared to 82% in the prior year period, primarily driven by the sales mix shift from the higher margin businesses of management and information technology to the lower margin business of Yippi in-app purchases. The Company has invested significantly in staff and infrastructure, which are in the early implementation stage, but management expects reductions in our general and administrative expenses as a percentage of revenue.

	Nine months ended
	April 30,
	2020	2019	Change	%
Operating expenses:
General and administrative expenses	$8,237,674	1,317,744	6,919,930	525.1%
Salaries and wages	5,751,943	8,224,676	(2,472,733)	(30.1%)
Professional fees	1,617,526	846,465	771,061	91.1%
Depreciation	323,731	41,974	281,757	671.3%
Total operating expenses	15,930,874	10,430,859	5,500,015	52.7%
Loss from Operations	(10,575,843)	(8,212,087)	2,363,756	28.8%
Other Income	164,704	6,648	158,056	2,377.5%
Net Loss	$(10,411,540)	(8,474,332)	1,937,208	22.9%

Net loss increased by approximately $1.9 million in the nine months ended April 30, 2020, compared to the prior year period, due to an increase in operating expenses primarily attributed to the increase in general and administrative, offset by the decrease in salary and wages and the increase in gross profit of approximately $3.1 million. General and administrative expenses increased primarily due to the increase in sales and marketing commission of $4.9 million and advertising and promotion of $1.1 million driven by increase in sales activities and advertising and marketing effort. Salaries and wages decreased attributed to stock-based compensation of approximately $3.4 million.

Segment Operating Performance

Our operating performance by segment are as follows for the nine months ended April 30, 2020 and 2019:

Nine months ended April 30, 2020:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$360,000	$4,517,910	$743,777	$-	$6,031,082	$11,652,769
Gross Profit	$360,000	$(172,875)	$630,421	$-	$4,537,485	$5,355,031
Gross Margin	100.00%	(3.83%)	84.76%	-	75.24%	45.96%
Net Loss	$(4,654,331)	$(3,654,565)	$(363,802)	$(23,625)	$(1,715,217)	$(10,411,540)

Nine months ended April 30, 2019:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$180,000	$1,352,578	$1,181,674	$-	$-	$2,714,252
Gross Profit (Loss)	$180,000	$969,538	$1,069,234	$-	$-	$2,218,772
Gross Margin	100.00%	71.68%	90.48%	-	-	81.75%
Net Loss	$(7,465,555)	$(796,817)	$(91,428)	$(3,333)	$(117,199)	$(8,474,332)

Revenue increased $8.9 million driven by the growth across each of our segments primarily attributed to the increase in Yippi in-app purchase and TogaGo platform revenue in Malaysia and increase in direct marketing network revenue in Indonesia.

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

Liquidity and Capital Resources

	April 30,	July 31,
	2020	2019	Change	%
Cash and cash equivalents	$11,269,840	$14,916,556	$(3,646,716)	(24.4%)
Total Assets	$18,838,953	$23,554,425	$(4,715,472)	(20.0%)
Total Liabilities	$11,573,539	$9,049,782	$2,523,757	27.9%
Working Capital	$2,791,326	$10,080,247	$(7,288,921)	(72.3%)

As of April 30, 2020, our total assets were $18.8 million, and our total liabilities were $11.6 million. Liabilities were comprised primarily of current liabilities of $11.5 million, of which included accounts payable and accrued liabilities of $5.7 million and deferred revenue of $5.6 million.

Our stockholders’ equity decreased from $14.4 million as of July 31, 2019 to $7.2 million as of April 30, 2020.

We had $11.3 million in cash as of April 30, 2020, and the Company had assets to meet ongoing expenses or debts that may accumulate. Accumulated deficit was $35.0 million as of April 30, 2020 compared to accumulated deficit of approximately $24.6 million as of July 31, 2019.

Our working capital decreased by $7.3 from $10.1 million at July 31, 2019, to $2.8 million at April 30, 2020, due primarily to the decrease in our current assets for the decrease by cash and cash equivalents of $3.6 million and prepaid expense and other current assets of $2.2 million and the increase in our current liabilities for the increase in accounts payable and accrued liabilities of $1.5 million and deferred revenue of $888,000.

Cash Flow

	Nine months ended
	April 30,		Change
	2020	2019	Amount	%
Cash Flows (used in) operating activities	$(3,272,933)	$(101,161)	$(3,171,772)	3,135.4%
Cash Flows (used in) investing activities	(247,333)	(198,017)	(49,316)	24.9%
Cash Flows provided by (used in) financing activities	(133,934)	2,149,959	(2,283,893)	(106.2%)
Effects on changes in foreign exchange rate	7,484	(98,153)	105,637	(107.6%)
Net change in cash and cash equivalents during period	$(3,646,716)	$1,752,628	$(5,399,344)	(308.1%)

Cash Flow from Operating Activities

As of April 30, 2020, we had not generated positive cash flow from operating activities. For the nine months ended April 30, 2020, net cash flows used by operating activities was $3.3 million compared to $101,000 used during the nine months ended April 30, 2019. Cash flows used by operating activities for the nine months ended April 30, 2020, comprised of a net loss of $10.4 million, which was reduced by non-cash expenses of $324,000 for depreciation and $3.4 million for stock-based compensation and a net change in working capital of $3.4 million. Cash flows used in operating activities for the nine-months ended April 30, 2019, comprised of a net loss of $8.5 million, which was reduced by non-cash expenses of $42,000 for depreciation and $6.8 million for stock-based compensation and a net change in working capital of $1.5 million.

Cash Flows from Investing Activities

During the nine months ended April 30, 2020, we used $247,000 in investing activities for the purchase of property and equipment. During the nine months ended April 30, 2019, we used $198,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related and third parties or the issuance of equity instruments. For the nine months ended April 30, 2020, net cash used in financing activities was $134,000, consisting of the repayment for cancellation of stock options of $157,000 and the repayment to related parties of $86,000, offset by common stock subscribed of $3,000 and proceeds from related parties of $106,000. For the nine-month period ended April 30, 2019, net cash provided by financing activities was $2.1 million, consisting of proceeds from the sale of shares of our common stock of $2.1 million and proceeds from related parties of $127,000, offset by repayment to related parties of $75,000.

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

For our critical accounting policies and estimates for “Revenue Recognition” and “Leases” see Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Other than the policy changes disclosed in Note 1, Summary of Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the nine months ended April 30, 2020 from those disclosed in our Annual Report on Form 10-K/A for the year ended July 31, 2019, as filed with the SEC on February 8, 2021.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending April 30, 2020 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1	Stock Purchase Agreement – Phase 1

10.2	Stock Purchase Agreement – Phase 2

10.3	Pledge and Security Agreement – Ahmad Hizar Bin Sainol Abdin

10.4	Pledge and Security Agreement – Lim Jun Hao

10.5	Pledge and Security Agreement – Toh Kok Soon

10.6	Secured Promissory Note – Ahmad Hizar Bin Sainol Abdin

10.7	Secured Promissory Note – Lim Jun Hao

10.8	Secured Promissory Note – Toh Kok Soon

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

99.1	AJL Direct Sales License

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

___________

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOGA LIMITED

Date: February 22, 2021	By:	/s/ Toh Kok Soon
Toh Kok Soon
President, Chief Executive Officer and Member of the Board

Date: February 22, 2021	By:	/s/ Alexander Henderson
Alexander Henderson
Chief Financial Officer, Secretary, Treasurer and Member of the Board

