Form 10-K/A
period 2019-07-31
Toga Ltd
filed 2021-04-26
CIK 1378125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K (this “Amended Annual Report”) amends the Annual Report on Form 10-K of Toga Limited (the “Company”) for the year ended July 31, 2019 (the “Original Form 10-K”), filed on November 14, 2019 with the Securities and Exchange Commission (the “SEC”), that Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, filed on June 12, 2020 with the SEC (“Amendment No. 1”) to reflect an amendment to Part II, Item 9A. Controls and Procedures, and that Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, filed on February 8, 2021 with the SEC (“Amendment No. 2,” and collectively with the Original Form 10-K and Amendment No. 1, the “Form 10-K”), to reflect a restatement of our consolidated financial statements.

Description of Restatement

This Amended Annual Report restates the Company’s consolidated financial statements in order to correct errors resulting from the improper recognition of share-based compensation expense related to the stock options issued to the Company’s Chief Financial Officer, Alexander D. Henderson, during the year ended July 31, 2019 under the terms of his employment agreement with the Company. In the course of preparing the Annual Report on Form 10-K for the annual period ended July 30, 2020, the Company’s management discovered that certain components of the Company’s Consolidated Statements of Changes in Stockholders’ Equity relating to Mr. Henderson’s stock options were not adjusted and valued on a post-split basis for the one-for-ten reverse stock split effected on June 5, 2019.  The value of Mr. Henderson’s stock options were originally reported as $1,061,017, rather than $106,102, which would have reflected the post-split value.  As a result, the following line items were overstated by $954,915: (i) Additional Paid in Capital and Accumulated Deficit as reported on the Company’s Balance Sheet and Consolidated Statements of Changes in  Stockholders’ Equity (Deficit) as of July 31, 2019; (ii) Stock-Based Compensation Expense as reported on the Company Consolidated Statements of Operations a component of Salaries and Wages; and (iii) Net Loss and Stock-Based Compensation as reported on the Company’s Consolidated Statements of Cash Flows.  The Company has amended and updated the consolidated financial statements accordingly to reflect Mr. Henderson’s stock options at the appropriate valuation, as well as the corresponding disclosures in the MD&A to correct this error.

A summary of the accounting impact of these adjustments to the Company’s consolidated financial statements as of and for the year ended July 31, 2019 is provided at “Note 10, Restatement of Financial Statements.” As discussed in Note 10, we are filing this Amended Annual Report for the sole purpose of correcting the error in the valuation of Mr. Henderson’s stock options.

Items Amended in This Amended Annual Report

For the reasons discussed above, we are filing this Amended Annual Report to amend the following sections, to the extent necessary, to reflect the adjustment discussed above:

●    Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●    Part II, Item 8. Financial Statements and Supplementary Data

●    Part III, Item 11. Executive Compensation

Finally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amendment No. 3 currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as noted above, no other information in Amendment No. 2 (the most recent amendment of the Form 10-K) is amended hereby, this Amended Annual Report speaks as of the date of the filing of Amendment No. 2, and we have not updated the disclosures in this Amended Annual Report to speak as of a later date.  All information contained in this Amended Annual Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of Amendment No. 2.  Accordingly, this Amended Annual Report should be read in conjunction with our filings made with the SEC subsequent to the Amendment No. 2, including any amendment to these filings.

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

On June 1, 2020, TOGL Technology entered into a Collaboration Agreement (the “Gintell Collaboration Agreement”) with Gintell Rest N Go Sdn Bhd, a Malaysian company (“Gintell RNG”). On July 21, 2020, TOGL Technology entered into a Yippi E-Shop Collaboration Agreement (the “Gintell E-Shop Agreement”) with Gintell Irest Sdn. Bhd., a Malaysian company and affiliate of Gintell RNG (“Gintell Irest” and, collectively with Gintell RNG, the “Gintell Companies”). On March 2, 2020, TOGL Technology also entered into a Sponsorship Agreement with Gintell Irest for the provision of certain of Gintell Irest’s products at two of our live streamed events broadcast on the Yippi App (the “Gintell Sponsorship Agreement”). The Gintell Companies are a healthcare retail chain store in Malaysia, which provides massage, exercise, and wellness products, such as massage chairs that are installed in public spaces and available for booking and use by customers in exchange for a fee. Pursuant to the Gintell Collaboration Agreement, TOGL Technology allows end users to purchase Gintell RNG’s products within the Yippi App, using Yipps as the form of payment. Pursuant to the Gintell E-Shop Agreement, Yippi users may also purchase Gintell Irest’s products through the Yippi App’s online E-Shop. The Gintell Companies may also promote its products, including providing discounts or promotions within the Yippi App. Both TOGL Technology and the Gintell Companies also have agreed to collaborate to expand each party’s respective business. Both the Gintell Collaboration Agreement and the Gintell E-Shop Agreement grant the Gintell Companies a non-exclusive, non-sublicensable, and non-transferable right to use our Yippi trademarks, and we have a reciprocal right to use the Gintell Companies’ trademarks. The trademarks are not to be used for any purpose other than this purpose without our, or the Gintell Companies’, prior written consent, as applicable. Yipps are intended to be the sole payment form accepted for Gintell RNG’s customers purchasing services or products, such as by using Yipps at a massage chair to redeem massage time and services. Under the Gintell Collaboration Agreement, Gintell RNG pays TOGL Technology a portion of each transaction that utilized Yipps as payment. Each unit of Yipps is equivalent to RM 0.60, however, the value of each unit may be changed from time to time in the discretion of TOGL Technology. Under the Gintell E-Shop Agreement, TOGL Technology may retain 15% from the sale of each of Gintell Irest’s products. The initial term of the Gintell Collaboration Agreement expires on June 1, 2021 and automatically renews for an additional one-year term, unless either party provides notice to the other of its intention not to renew at least 30 days prior to the end of the initial term. The Gintell E-Shop Agreement expired on January 21, 2021 and may be renewed by mutual written agreement of the parties. The Gintell Sponsorship Agreement expired on December 31, 2020 and the Company is in the process of renewing the agreement.

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

We operate within two primary lines of business – our Yippi App business, which focuses on the development of a social media app, and our Eostre business, which focuses on the sale of products based on traditional, eastern wellness principles under our “Eostre” brand through a direct marketing network. We have a limited operating history. Currently, our primary focus is the development of the Yippi App and the attraction of active users, both of which require continuous and increasing expenses, however, we are also in the business of selling wellness products through a direct marketing platform, which depends largely on our ability to attract and retain a large active base of independent agents as well as customers. Currently, most of our revenue is generated by our Eostre business. Both business lines require significant salary and wages expenses, including commissions and incentives. We have never been profitable and we may never become profitable on a continuous basis in the foreseeable future. Further, we cannot be certain that our existing cash reserves will be sufficient to sustain our operations until we achieve profitability. As of July 31, 2019 and 2018, our cash and cash equivalents held in bank accounts totaled $15 million and $1.1 million, respectively.

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

Our accumulated deficit as of July 31, 2019 is $23.7 million. We plan to continue to increase our expenses associated with the development of our social media business and our direct marketing business. There is no assurance we will be able to derive revenues from the exploitation of either of our business lines to successfully achieve positive cash flow or that either of our business lines will be successful. In addition, we expect to make significant investments in growing our business. These investments, while increasing our expenses, may not result in an increase in revenues or growth in our business. We cannot provide assurances that we will achieve profitable operations in the future. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

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

Quarter Ended	High Bid	Low Bid
Fourth Quarter 2018 (May 1, 2018 – July 31, 2018)	$6.70	$4.50
First Quarter 2019 (August 1, 2018 – October 31, 2018)	$8.60	$5.40
Second Quarter 2019 (November 1, 2018 – January 31, 2019)	$8.60	$4.30
Third Quarter 2019 (February 1, 2019 – April 30, 2019)	$9.368	$7.80
Fourth Quarter 2019 (May 1, 2019 – July 31, 2019)	$12.50	$9.10
First Quarter 2020 (August 1, 2019 – October 31, 2019)	$15.454	$8.00
Second Quarter 2020 (November 1, 2019 – January 31, 2020)	$14.42	$11.10
Third Quarter 2020 (February 1, 2020 – April 30, 2020)	$13.65	$4.00
Fourth Quarter 2020 (May 1, 2020 – July 31, 2020)	$12.90	$4.10
First Quarter 2021 (August 1, 2020 – October 31, 2020)	$14.00	$7.90
Second Quarter 2021 (November 1, 2020 – January 31, 2021) (1)	$11.05	$2.00

(1)Through January 29, 2021

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

Results of Operations

Fiscal Year Ended July 31, 2019 (Restated) Compared to Fiscal Year Ended July 31, 2018

	Year ended
	July 31,
	2019	2018	Change	%
Revenue	$5,888,234	$1,254,495	$4,633,739	369.4%
Cost of Goods Sold	1,729,748	145,847	1,583,901	1,086.0%
Gross Profit (Loss)	$4,158,486	$1,108,648	$3,049,838	275.1%
Gross Margin	70.62%	88.37%

Gross Margin by product for the year ended July 31, 2019

							Software Maintenance
	Product		Royalty	Management			&
	Sales	Advertising	Fee	Fee	Yippi	TogaGo	Subscription	Total
Revenue	$4,273,252	$190,400	$240,000	$1,072,630	$-	$-	$111,952	$5,888,234
Cost of Goods Sold	379,237	-	-	-	1,337,477	13,034	-	1,729,748
Gross Profit (Loss)	$3,894,015	$190,400	$240,000	$1,072,630	$(1,337,477)	$(13,034)	$111,952	$4,158,486
Gross Margin	91.13%	100.00%	100.00%	100.00%	-	-	100.00%	70.62%

Gross Margin by product for the year ended July 31, 2018

					Software Maintenance
	Product		Management		&
	Sales	Advertising	Fee	Yippi	Subscription	Total
Revenue	$29,345	$141,893	$531,449	$-	$551,808	$1,254,495
Cost of Goods Sold	2,087	-	-	143,760	-	145,847
Gross Profit (Loss)	$27,258	$141,893	$531,449	$(143,760)	$551,808	$1,108,648
Gross Margin	92.89%	100.00%	100.00%	-	100.00%	88.37%

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

	Year ended
	July 31,
	2019 (Restated)	2018	Change	%
Operating expenses:
General and administrative expenses	$3,183,220	726,016	2,457,204	338.5%
Salaries and wages	12,119,802	467,621	11,652,181	2,491.8%
Professional fees	1,110,236	443,068	667,168	150.6%
Depreciation	93,426	15,050	78,376	520.8%
Total operating expenses	16,506,684	1,651,755	14,854,929	889.3%
Loss from Operations	(12,348,198)	(543,107)	(11,805,091)	2,173.6%
Other Income (Expense)	3,246,419	(13,077,201)	16,323,620	(124.8)%
Net Loss	$(9,257,299)	(13,620,308)	4,363,009	(32.0)%

Net loss decreased by approximately $4.3 million, or 32%, in the year ended July 31, 2019, compared to the prior year period, due to a decrease in other expense of $16.3 million, offset by an increase in loss from operations primarily attributed to the increases in salary and wages, including stock-based compensation of approximately $10.1 million, offset by an increase in gross profit of approximately $3.3 million.

Segment Operating Performance

Our operating performance by segment are as follows for the year ended July 31, 2019 and 2018:

Year ended July 31, 2019 (restated):

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$1,356,336	$1,673,781	$-	$2,618,117	$5,888,234
Gross Profit	$240,000	$2,924	$1,531,364	$-	$2,384,198	$4,158,486
Gross Margin	100.00%	0.22%	91.49%	-	91.07%	70.62%
Net Loss	$(7,598,390)	$(2,821,738)	$287,569	$(8,737)	$883,997	$(9,257,299)

Year ended July 31, 2018:

	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$-	$1,225,149	$29,346	$-	$-	$1,254,495
Gross Profit (Loss)	$-	$1,081,389	$27,259	$-	$-	$1,108,648
Gross Margin	-	88.27%	92.89%	-	-	88.37%
Net Income (Loss)	$(13,853,448)	$307,381	$862	$-	$(75,103)	$(13,620,308)

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

Liquidity and Capital Resources

	July 31,	July 31,
	2019	2018	Change	%
Cash and cash equivalents	$14,916,556	$1,064,672	$13,851,884	1,301.0%
Total Assets	$23,554,425	$2,952,954	$20,601,471	697.7%
Total Liabilities	$9,049,782	$411,589	$8,638,193	2,098.7%
Working Capital	$10,080,247	$1,046,959	$9,033,288	862.8%

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

Cash Flow from Operating Activities

As of July 31, 2019, we had generated positive cash flow from operating activities. For the year ended July 31, 2019, net cash flows provided by operating activities was $2.7 million compared to $492,000 used in operating activities during the year ended July 31, 2018. Cash flows provided by operating activities for the year ended July 31, 2019 was comprised of a net loss of $9.3 million, which was increased by non-cash income of $3.2 million for gain on sale of digital currency, and was offset by non-cash expenses of $93,000 for depreciation, $10.1 million for stock-based compensation, and a net change in working capital of $5.0 million. Cash flows used in operating activities for the year ended July 31, 2018 was comprised of a net loss of $13.6 million, which was offset by non-cash expenses of $15,000 for depreciation, $13.3 million for loss on settlement of debt, and a net change in working capital of $169,000.

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

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Toh Kok Soon	2018	239,331	-	-	-	-	-	239,331
Chairman of our Board, Chief Executive Officer	2019	415,000	-	1,033,899	-	-	-	1,448,985

Alex Henderson	2018	-	-	-	-	-	-	-
Chief Financial Officer, Secretary, Treasurer, and a Director	2019	66,000	-	-	106,102	-	-	172,102

Steve Tan See Kuy	2018	34,846	-	-	-	-	-	34,846
Group General Manager and a Director	2019	58,104	5,246	2,495,337	-	-	-	2,558,687

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

Alexander D. Henderson

Employment Agreements

On February 8, 2019, the start date of Alexander Henderson’s employment with us, we entered into an Executive Agreement with Mr. Henderson (the “Original Agreement”), setting out his monthly base salary of $10,000 per month, plus the issuance of options to purchase up to 6,000 shares of our Common Stock, on a cashless basis, at an exercise price of $2.00 per share. One-third of shares of our Common Stock underlying the options vested every thirty days, and all of the options were set to expire on the second anniversary of the date of the Original Agreement. The initial term of the Original Agreement was three months.

On May 1, 2019, we entered into an Amended and Restated Executive Agreement (the “Second Agreement”), which amended and restated the Original Agreement in its entirety to extend the term of Mr. Henderson’s employment until April 30, 2020. Pursuant to the Second Agreement, Mr. Henderson’s monthly base salary was increased to $12,000, and Mr. Henderson provided that every 90 days, we would grant Mr. Henderson options to purchase up to an additional 6,000 shares of our Common Stock, with one-third of the options vesting every thirty days. All of the options were set to expire on the second anniversary of the date of the Second Agreement.

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

During the year ended July 31, 2019, we granted Mr. Henderson options to purchase up to 12,000 shares of our Common Stock at an exercise price of either $2.00 or $4.00 per share. The options were issued quarterly and were subject to a vesting schedule of one-third of the options vesting every 30 days. The value of the options was $106,102 based on the Black-Scholes-Merton model. These options were subsequently subject to 10:1 reverse stock split approved and adopted by our Board on April 24, 2019; thus, following the reverse stock split, the options became exercisable for up to 12,000 shares of our Common Stock.

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

Outstanding Equity Awards at Fiscal Year-End

Except as disclosed below did not have any option awards or stock awards outstanding as of July 31, 2019.

	Option Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(e) Option Exercise Price ($)	Vesting Schedule	(f) Option Expiration Date
Alexander Henderson	8,729	0	0.20	1/3 every 30 days	August 1, 2021
	3,732	0	0.20	1/3 ever 30 days	August 1, 2021

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

Director Summary Compensation Table

Because our “independent” members of the Board (as such term is defined by Nasdaq) were appointed on July 18, 2019, the table below summarizes the compensation paid to (or will be paid per the agreements) to both our prior directors, who were also employees, as well as our non-employee directors, for the fiscal year ended July 31, 2019:

Name (5)	Salary ($)	Bonus ($)	Stock awards ($) (1)	Option awards ($) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Roy Lim Jun Hao (3)	-	-	174,124	-	-	-	-	174,124
Edward Ng Boon Chee (3)	115,421	10,350	863,978	-	-	-	-	989,749
William Liew Choon Fook (3)	-	-	-	-	-	-	-	-
Shemori BoShae Guinn (4)	4,000	-	-	-	-	-	-	4,000
Iain Bratt (4)	4,000	-	-	-	-	-	-	4,000
Jim Lupkin (4)	4,000	-	-	-	-	-	-	4,000

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

(3)	Messrs. Lim, Ng and Liew resigned as members of our Board on July 18, 2019.

(4)	Our Independent Directors, Ms. Guinn Messrs. Bratt and Lupkin became members of our Board on July 18, 2019.

(5)

Mr. Steve Tan See Kuy served as a director until July 18, 2019. Messrs. Michael Toh Koh Soon and Alexander Henderson are current directors. Messrs. Tan, Toh, and Henderson are also named executive officers for the year ended July 31, 2019. Accordingly, all of the compensation paid by us to each named executive officer is reflected in the Summary Compensation Table above.

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

4.1

Description of Securities, which was filed as Exhibit 4.1 to our Amended Annual Report on Form 10-K/A(File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

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

10.5

Sale and Purchase Agreement dated July 29, 2019, by and between TOGL Technology Sdn. Bdh. and Mammoth Empire Estate Sdn. Bhd. (Basement 1), which was filed as Exhibit 10.5 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

74

10.6

Sale and Purchase Agreement dated July 29, 2019, by and between TOGL Technology Sdn. Bdh. and Mammoth Empire Estate Sdn. Bhd. (Basement 3), which was filed as Exhibit 10.6 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto

10.7

Subscription Agreement dated July 29, 2019, by and between Toga Limited and Mammoth Empire Estate Sdn. Bhd. (Basements 1 and 3), which was filed as Exhibit 10.7 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto

10.8

Stock Purchase Agreement – Phase 1 dated May 31, 2020, by and between Hamidah Bibi A/P Seraj Din, Ahmad Hirzar Bin Sainol Abdin, Eostre Sdn. Bhd., Toga Limited, Toh Kok Soon, and Lim Jun Hao, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No.: 000-39052) filed with the Securities and Exchange Commission on June 15, 2020, and is incorporated herein by reference thereto.

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

75

10.16

Form of Scientific Advisory Council Member Agreement between Toga Limited and Eric Thompson, Beverly Rubik and Konstantin Korotkov, which was filed as Exhibit 10.16 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.17

Subscription Agreement dated May 7, 2018, by and between Toga Limited and Agel Enterprises International Sdn Bhd, which was filed as Exhibit 10.17 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.18

Amended Subscription Agreement dated March 18, 2019, by and between Toga Limited and Agel Enterprises International Sdn Bhd, which was filed as Exhibit 10.18 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.19

Subscription Termination Agreement dated May 31, 2020, by and between Toga Limited and Agel Enterprises International Sdn Bhd, which was filed as Exhibit 10.19 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.20

General Services Agreement dated January 1, 2018, by and between Toga Limited and Agel Enterprises International Sdn Bhd, which was filed as Exhibit 10.20 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.21

Amendment to General Services Agreement dated March 31, 2018, by and between Toga Limited and Agel Enterprises International Sdn Bhd, which was filed as Exhibit 10.21 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.22

Termination of General Services Agreement dated April 30, 2019, by and between Toga Limited and Agel Enterprises International Sdn Bhd, which was filed as Exhibit 10.22 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.23

Supplier Agreement dated May 1, 2020, by and between Toga Limited and Subtle Energy Sciences, LLC, which was filed as Exhibit 10.23 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto

10.24

Collaboration Agreement dated June 1, 2020, by and between Toga Limited and Subtle Energy Sciences, LLC, which was filed as Exhibit 10.24 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.25

Service Agreement, dated January 1, 2020, by and between Toga Limited and Social Networking Association, which was filed as Exhibit 10.25 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.27

Office Service Agreement, dated April 25, 2019, by and between Toga Vietnam Company Limited and Regus Centre (Vietnam) Company Limited, which was filed as Exhibit 10.27 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.28

Office Agreement, dated June 15, 2020, by and between Toga Limited and Regus Management Group, LLC, which was filed as Exhibit 10.28 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.29

Business Centre Service Agreement, dated June 22, 2020, by and between TOGL Technology Sdn. Bhd. and Compass COGL Malaysia Services Sdn. Bhd, which was filed as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.30

Amendment 1 to the Office Space Lease Agreement, dated December 10, 2018, by and between PT Toga International Indonesia and PT Gunung Maras Lestar, which was filed as Exhibit 10.30 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

76

10.31

Office Agreement, dated August 20, 2020, by and between Toga Limited and Regus Management Group, LLC, which was filed as Exhibit 10.31 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.32

Virtual Office Agreement, dated July 23, 2018, by and between Toga Limited and Regus Management Group, LLC, which was filed as Exhibit 10.32 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.33

Tenancy Agreement, dated June 24, 2019, by and between PT. Toga International Indonesia and PT Charnic Capital Tbk, which was filed as Exhibit 10.33 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto

10.34

Renewal Agreement, dated February 22, 2020, by and between Toga Vietnam Company Limited and Regus Centre (Vietnam) Company Limited, which was filed as Exhibit 10.34 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.35

Tenancy Agreement, dated June 1, 2020, by and between TOGL Technology and Eostre Bhd, which was filed as Exhibit 10.35 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.36

Tenancy Agreement, dated June 1, 2020, by and between TOGL Technology and Eostre Bhd, which was filed as Exhibit 10.36 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.37

Tenancy Agreement, dated July 26, 2018, by and between TOGL Technology and AIA, Bhd, which was filed as Exhibit 10.37 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.38

Office Lease Agreement, dated May 20, 2018, by and between TOGL Technology Sdn. Bhd. and KS Terminals, Inc., which was filed as Exhibit 10.38 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.39

Office Space Lease Agreement, dated December 18, 2017, by and between Pt. Gunung Maras Leastari and PT. Toga International Indonesia, which was filed as Exhibit 10.39 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.40

Standard Multi-Tenant Office Lease, dated August 28, 2019, by and between Toga Limited and OC Plaza LLC / McCabe Plaza LLC, which was filed as Exhibit 10.40 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.41

Executive Agreement, dated February 8, 2019, by and between Toga Limited and Alexander Henderson, which was filed as Exhibit 10.41 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.42

Amended and Restated Executive Agreement, dated May 1, 2019, by and between Toga Limited and Alexander Henderson, which was filed as Exhibit 10.42 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto

10.43

Executive Agreement, dated August 1, 2019, by and between Toga Limited and Alexander Henderson, which was filed as Exhibit 10.43 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

10.44

Employment Agreement, dated August 1, 2020, by and between Toga Limited and Alexander Henderson, which was filed as Exhibit 10.44 to our Amended Annual Report on Form 10-K/A (File No.: 001-39052) filed with the Securities and Exchange Commission on February 8, 2021, and is incorporated herein by reference thereto.

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

78

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

Restatement of Financial Statements

As discussed in Note 10 to the financial statements, the July 31, 2019 financial statements have been restated to correct a misstatement.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

November 13, 2019, except for the effects of the matters described in Note 2, Note 5, Note 6, Note 7, Note 9 and Note 10 which are dated April 26, 2021

Toga Limited

Consolidated Balance Sheets

	July 31,	July 31,
	2019	2018
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$14,916,556	$1,064,672
Accounts receivable, net	294,266	367,918
Prepaid expense and other current assets	3,747,648	25,958
Inventories	162,985	-
Total Current Assets	19,121,455	1,458,548

Property and equipment	4,421,252	135,706
Intangible asset - digital currency	-	1,348,920
Intangible asset - goodwill	11,718	-
Deposit	-	9,780
TOTAL ASSETS	$23,554,425	$2,952,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,221,413	$180,573
Due to related parties	1,083	186,390
Notes due to related parties	24,126	24,126
Deferred revenue	4,741,945	20,500
Income tax payable	52,641	-
Total Current Liabilities	9,041,208	411,589

Deferred tax liabilities	8,574	-
Total Liabilities	9,049,782	411,589

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 90,762,893 and 69,586,517 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	9,076	6,959
Common stock subscribed; 30,000,000 common shares, $0.0001 par value	(3,000)	(3,000)
Additional paid-in capital	38,038,087	16,942,861
Accumulated deficit	(23,667,126)	(14,351,459)
Accumulated other comprehensive loss	69,238	(53,996)
Total Stockholders’ equity of Toga Ltd,	14,446,275	2,541,365
Non-controlling interest	58,368	-
Total Stockholders’ equity	14,504,643	2,541,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,554,425	$2,952,954

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Operations

	Year ended
	July 31,
	2019	2018
	(Restated)
Revenue	$5,888,234	$1,254,495
Cost of goods sold	1,729,748	145,847
Gross profit	4,158,486	1,108,648

OPERATING EXPENSES
General and administrative expenses	3,183,220	726,016
Salaries and wages	12,119,802	467,621
Professional fees	1,110,236	443,068
Research and development	-	-
Depreciation	93,426	15,050
Total Operating Expenses	16,506,684	1,651,755

LOSS FROM OPERATIONS	(12,348,198)	(543,107)

OTHER INCOME (EXPENSE)
Other income	-	205,748
Interest income	16,386	-
Interest expense	(849)	(382)
Loss on settlement of debt	-	(13,282,567)
Gain on sales of digital currency	3,230,882	-
Total Other Income (Expense)	3,246,419	(13,077,201)

Loss before Income Taxes	(9,101,779)	(13,620,308)

Income Tax Provision	(155,520)	-

Net Loss	$(9,257,299)	$(13,620,308)
Net gain attributable to non-controlling interest	(58,368)	-
Net loss attributable to Toga ltd.	$(9,315,667)	$(13,620,308)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	123,234	(53,996)
TOTAL COMPREHENSIVE LOSS	$(9,192,433)	$(13,674,304)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	82,842,852	251,631,167
NET LOSS PER COMMON SHARE	$(0.11)	$(0.05)

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended July 31, 2019 and 2018

(Restated)

						Accumulated		Total
	Common Stock			Additional		Other	Non	Stockholders'
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Controlling interest	Equity (Deficit)

Balance - July 31, 2017	254,635,470	$25,464	$(3,000)	$587,187	$(731,151)	$-	$-	$(121,500)

Issuance of common shares for cash	10,759,380	1,076	-	1,312,423	-	-	-	1,313,499
Issuance of common shares for digital currency	269,838	27	-	1,348,893	-	-	-	1,348,920
Issuance of common shares for conversion	3,921,829	392	-	13,674,358	-	-	-	13,674,750
Cancellation of common shares	(200,000,000)	(20,000)	-	20,000	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(53,996)	-	(53,996)
Net loss	-	-	-	-	(13,620,308)	-	-	(13,620,308)
Balance - July 31, 2018	69,586,517	$6,959	$(3,000)	$16,942,861	$(14,351,459)	$(53,996)	$-	$2,541,365
Issuance of common shares for cash	10,490,362	1,049	-	2,097,024	-	-	-	2,098,073
Issuance of common shares for digital currency	9,078,998	908	-	4,877,532	-	-	-	4,878,440
Issuance of stock options	-	-	-	106,102	-	-	-	106,102
Issuance of common shares for employee compensation	1,156,539	115	-	10,015,559	-	-	-	10,015,674
Issuance of common shares for acquisition of properties	470,477	47	-	3,999,007	-	-	-	3,999,054
Cancellation of common shares	(20,000)	(2)	-	2	-	-	-	-
Other comprehensive loss	-	-	-	-	-	123,234	-	123,234
Net loss	-	-	-	-	(9,315,667)	-	58,368	(9,257,299)
Balance - July 31, 2019	90,762,893	$9,076	$(3,000)	$38,038,087	$(23,667,126)	$69,238	$58,368	$14,504,643

See accompanying notes to the audited consolidated financial statements

Toga Limited

Consolidated Statements of Cash Flows

	Year ended
	July 31,
	2019	2018
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,257,299)	$(13,620,308)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	93,426	15,050
Gain on sale of digital currency	(3,230,882)	-
Stock based compensation	10,121,776	-
Loss on settlement of debt	-	13,282,567
Changes in operating assets and liabilities:
Accounts receivable	73,652	(368,079)
Deposit	(9,780)	-
Inventories	(162,985)	-
Prepaid expenses and other current assets	(3,721,690)	(36,650)
Deferred revenue	4,721,445	20,500
Accounts payable and accrued liabilities	4,040,841	214,831
Income tax payable	61,215	-
Net cash used in operating activities	2,729,719	(492,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(372,077)	(152,287)
Net cash used in investing activities	(372,077)	(152,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of digital currency	9,458,242	-
Proceeds from issuance of common stock	2,098,073	1,313,499
Proceeds from related parties	-	434,355
Repayment to related party	(185,307)	(49,036)
Net cash provided by financing activities	11,371,008	1,698,818

Effects on changes in foreign exchange rate	123,234	10,130

Net increase in cash and cash equivalents	13,851,884	1,064,572
Cash and cash equivalents - beginning of period	1,064,672	100
Cash and cash equivalents - end of period	$14,916,556	$1,064,672

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of Common Stock	$20	$-
Note exchanged for due to related parties	$-	$152,973
Common Shares issued to settle related party note payable	$-	$13,674,750
Common Stock Issued for Digital Currency	$4,878,440	$1,348,920
Common shares issued for acquisition of real property	$3,999,054	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Stock-based Compensation (Restated)

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

Stock-based compensation incurred for the year ended July 31, 2019 and 2018, respectively, are summarized as follows:

	Year Ended
	July 31,
	2019	2018
Vesting of stock options issued to directors and officers	106,102	-
Common stock issued to related parties, employees and consultants	10,015,674	-
	$10,121,776	$-

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

Related party compensation (Restated)

During the years ended July 31, 2019 and 2018, the Company incurred director’s fees of $9,000 and $0, respectively, to directors of the Company.

During the years ended July 31, 2019 and 2018, the Company incurred wages of $66,000 and $0, respectively, to the Chief Financial Officer of the Company.

During the year ended July 31, 2019, the Company granted stock options to purchase up to 12,000 shares of common stock to the Company’s directors and Chief Financial Officer, with an aggregate value of $106,102. See Note 6 for additional information.

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

NOTE 6. EQUITY (RESTATED)

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

Stock Options (Restated)

During the year ended July 31, 2019, the Company granted options to purchase up to 12,000 shares of common stock to the Company’s Chief Financial Officer. One-half of the option shares, or 6,000 shares, had an exercise price of $2.00 and the other one-half of the option shares, or 6,000 shares, had an exercise price of $4.00. The options were valued at the fair value calculated using the Black-Scholes-Merton model. The value of the options was $106,102 and recorded as stock-based compensation. The options are subject to a vesting schedule of one-third of the option shares vesting every thirty (30) days.

No stock options were issued during the year ended July 31, 2018.

The following assumptions were used to determine the fair value for the options granted using a Black-Scholes-Merton pricing model during the year ended July 31, 2019:

For the year ended July 31, 2019
Fair values	$8.46-9.22
Exercise price	$2.00-4.00
Expected term at issuance	2 years
Expected average volatility	260.11-300.53%
Expected dividend yield	—
Risk-free interest rate	2.31-2.56%

A summary of the change in stock options outstanding for the year ended July 31, 2019 is as follows:

Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – July 31 2018	-	$-	$-	-
Options issued	12,000	$3.00	$8.84	2.00
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – July 31, 2019	12,000	$3.00	$8.84	1.63

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

For the fiscal year ended July 31, 2019, no taxable income was generated. All tax years since fiscal year ended 2012, are open for review. The Company had a net loss of $9,257,299 for the year ended July 31, 2019 and $13,620,308 for the same period in 2018. As of July 31, 2019, the Company’s net operating loss carry forward was approximately $3,000,000, which will begin to expire in year 2036.

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

The components of income tax expense benefit are as follows:

	Years Ended
	July 31,
	2019	2018

US Federal	$-	$-
State	-	-
Foreign taxes	155,520	-
Total	$155,520	$-

The reconciliation of income tax expense at the blended U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Years Ended
	July 31,
	2019	2018
Federal income tax benefit attributable to:
Net loss (benefit) at Federal Statutory rate (21% for 2019)	$2,571,393	$3,677,000
Non-deductible expenses	(2,125,573)	(3,586,000)
Foreign taxes	(61,215)	-
State taxes	-	-
Effect of change in statutory rate	-	(98,200)
Change in valuation allowance	(229,085)	7,200
Total tax provision	$155,520	$-

There were no significant foreign tax losses or income to date.

The significant components of deferred tax assets are as follows:

	July 31,	July 31,
	2019	2018

Net operating loss carryforwards at tax rates in effect at period end	$455,685	$226,600
Less: valuation allowance	(455,685)	(226,600)
Total deferred tax asset	$-	$-

NOTE 8. OTHER INCOME

Other income for the year ended July 31, 2019 was $0, and $205,748 for the year ended July 31, 2018. Other income of $205,748 for the year ended July 31, 2018 was generated through real estate commissions.

NOTE 9. SEGMENTED DISCLOSURE (RESTATED)

The following table shows operating activities information by geographic segment for the year ended July 31, 2019 and 2018:

Year Ended July 31, 2019	USA	Malaysia	Taiwan	Vietnam	Indonesia	Total
Revenue	$240,000	$1,356,336	$1,673,781	$-	$2,618,117	$5,888,234
Cost of goods sold	-	1,353,412	142,417	-	233,919	1,729,748
Gross profit	240,000	2,924	1,531,364	-	2,384,198	4,158,486

OPERATING EXPENSES
General and administrative expenses	41,374	760,918	1,015,200	8,666	1,357,062	3,183,220
Salaries and wages	10,121,776	1,686,638	206,914	-	104,474	12,119,802
Professional fees	907,546	158,173	15,424	71	29,022	1,110,236
Depreciation	-	73,330	6,910	-	13,186	93,426
Total Operating Expenses	11,070,696	2,679,059	1,244,448	8,737	1,503,744	16,506,684

LOSS FROM OPERATIONS	(10,830,696)	(2,676,135)	286,916	(8,737)	880,454	(12,348,198)

OTHER INCOME (EXPENSE)	3,232,306	9,917	653	-	3,543	3,246,419

Loss before Income Taxes	(7,598,390)	(2,666,218)	287,569	(8,737)	883,997	(9,101,779)

Income Tax Provision	-	(155,520)	-	-	-	(155,520)

Net Loss	$(7,598,390)	$(2,821,738)	$287,569	$(8,737)	$883,997	$(9,257,299)

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements as of July 31, 2019, contained an overstatement of general and administrative expenses of $954,915, for the valuation of executive stock options.

The effects of the adjustments on the Company’s previously issued financial statements as of July 31, 2019 and for the year ended July 31, 2019 are summarized as follows:

	Originally	Restatement	As
	Reported ($)	Adjustment ($)	Restated ($)
Stockholders’ Equity
Additional paid-in capital	38,993,002	(954,915)	38,038,087
Accumulated deficit	(24,622,041)	954,915	(23,667,126)

Year Ended July 31, 2019	Originally	Restatement	As
	Reported ($)	Adjustment ($)	Restated ($)
OPERATING EXPENSES
Salaries and wages	13,074,717	(954,915)	12,119,802
Total Operating Expenses	17,461,599	(954,915)	16,506,684

LOSS FROM OPERATIONS	(13,303,113)	954,915	(12,348,198)

Loss before Income Taxes	(10,056,694)	954,915	(9,101,779)

NET LOSS	(10,212,214)	954,915	(9,257,299)
Net loss attributable to Toga ltd.	(10,270,582)	954,915	(9,315,667)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
NET LOSS PER COMMON SHARE	(0.12)	(0.01)	(0.11)

	Originally	Restatement	As
	Reported ($)	Adjustment ($)	Restated ($)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,212,214)	954,915	(9,257,299)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	11,076,691	(954,915)	10,121,776

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 12, 2020, the date the original Form 10-K Amendment No. 1 was filed with the Securities Exchange Commission.

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

Toga Limited

Date: April 26, 2021	By:	/s/ Toh Kok Soon
Toh Kok Soon
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Toh Kok Soon	April 26, 2021	/s/ Alexander Henderson.	April 26, 2021
Toh Kok Soon		Alexander Henderson
President & Chief Executive Officer, and a Director (Principal Executive Officer)		Chief Financial Officer and Director (Principal Financial Officer)

/s/ Iain Bratt	April 26, 2021	/s/ Jim Lupkin	April 26, 2021
Iain Bratt		Jim Lupkin
Director		Director

/s/ Shemori BoShae Guinn	April 26, 2021
Shemori BoShae Guinn
Director

S-1